Form 10-Q
period 2018-09-30
Assertio Therapeutics, Inc
filed 2018-11-09
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO

COMMISSION FILE NUMBER 001-13111

ASSERTIO THERAPEUTICS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	94-3229046
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

100 South Saunders Road, Suite 300
Lake Forest, Illinois 60045
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES; ZIP CODE)

(224) 419-7106
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of issued and outstanding shares of the registrant’s Common Stock, no par value, as of November 5, 2018 was 63,939,066.

ASSERTIO THERAPEUTICS, INC.
 Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$121,904	$126,884
Short-term investments	—	1,205
Accounts receivable, net	43,912	72,482
Inventories, net	4,255	13,042
Prepaid and other current assets	57,297	17,238
Total current assets	227,368	230,851
Property and equipment, net	11,808	13,024
Intangible assets, net	717,542	793,873
Other long-term assets	26,789	869
Total assets	$983,507	$1,038,617
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,394	$14,732
Accrued rebates, returns and discounts	80,913	135,828
Accrued liabilities	26,075	60,496
Income taxes payable	—	126
Current portion of Senior Notes	125,000	82,500
Contingent consideration liability, current portion	—	156
Interest payable	10,260	13,220
Other current liabilities	1,432	3,522
Total current liabilities	261,074	310,580
Contingent consideration liability, long-term portion	877	1,457
Senior Notes	177,466	274,720
Convertible Notes	283,061	269,510
Other long-term liabilities	18,620	12,842
Total liabilities	741,098	869,109
Commitments and contingencies
Shareholders’ equity:
Common stock	6	6
Additional paid-in capital	400,869	389,015
Accumulated deficit	(158,462)	(219,508)
Accumulated other comprehensive loss, net of tax	(4)	(5)
Total shareholders’ equity	242,409	169,508
Total liabilities and shareholders' equity	$983,507	$1,038,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product sales, net	$29,435	$95,204	$100,627	$285,721
Commercialization agreement, net	27,781	—	142,760	—
Royalties and milestones	20,277	209	25,784	596
Total revenues	77,493	95,413	269,171	286,317
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	2,975	17,396	17,772	54,895
Research and development expenses	2,127	1,761	5,835	12,459
Selling, general and administrative expenses	33,409	48,850	93,750	147,379
Amortization of intangible assets	25,443	25,734	76,331	77,204
Restructuring charges	3,911	434	18,742	3,875
Total costs and expenses	67,865	94,175	212,430	295,812
Income (loss) from operations	9,628	1,238	56,741	(9,495)
Other income (expense):
Litigation settlement	62,000	—	62,000	—
Interest and other income	677	72	973	604
Loss on prepayment of Senior Notes	—	—	—	(5,364)
Interest expense	(17,190)	(17,815)	(52,268)	(55,697)
Total other income (expense)	45,487	(17,743)	10,705	(60,457)
Income (loss) before income taxes	55,115	(16,505)	67,446	(69,952)
Benefit (expense) from income taxes	(6,845)	513	(6,400)	560
Net income (loss)	$48,270	$(15,992)	$61,046	$(69,392)
Basic net income (loss) per share	$0.76	$(0.25)	$0.96	$(1.11)
Diluted net income (loss) per share	$0.65	$(0.25)	$0.93	$(1.11)
Shares used in computing basic net income (loss) per share	63,917	62,997	63,714	62,556
Shares used in computing diluted net income (loss) per share	82,690	62,997	82,282	62,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$48,270	$(15,992)	$61,046	$(69,392)
Unrealized (loss) gain on available-for-sale securities, net of tax	—	(5)	1	12
Comprehensive income (loss)	$48,270	$(15,997)	$61,047	$(69,380)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income (loss)	$61,046	$(69,392)
Adjustments for non-cash items:
Depreciation and amortization	80,729	79,031
Accretion of debt discount and debt issuance costs	16,298	14,249
Loss on prepayment of Senior Notes	—	5,364
Provision for inventory obsolescence	244	2,345
Gain on disposal of property and equipment	659	(275)
Stock-based compensation	10,275	9,922
Change in fair value of contingent consideration	(552)	(7,517)
Other	34	244
Changes in assets and liabilities:
Accounts receivable	28,570	24,864
Receivables from collaborative partners	—	27
Inventories	8,543	272
Prepaid and other assets	(63,039)	(4,428)
Accounts payable and other accrued liabilities	(28,071)	(20,648)
Accrued rebates, returns and discounts	(54,915)	5,463
Interest payable	(2,960)	(4,616)
Income taxes payable	(126)	—
Net cash provided by operating activities	56,735	34,905
Investing Activities
Purchases of property and equipment	(3,987)	(563)
Proceeds from disposal of property and equipment	145	281
Proceeds from sale of other assets	80	—
Investment in convertible instrument	(3,000)	—
Purchases of marketable securities	—	(7,074)
Maturities of marketable securities	1,200	60,681
Net cash (used in) investing activities	(5,562)	53,325
Financing Activities
Payment of contingent consideration liability	(184)	(1,673)
Repayment of Senior Notes	(57,500)	(100,000)
Fees for early repayment and modifications of Senior Notes	—	(4,000)
Proceeds from issuance of common stock	1,852	7,529
Shares withheld for payment of employee's withholding tax liability	(321)	(210)
Net cash (used in) financing activities	(56,153)	(98,354)
Net (decrease) in cash and cash equivalents	(4,980)	(10,124)
Cash and cash equivalents at beginning of year	126,884	117,709
Cash and cash equivalents at end of period	$121,904	$107,585
Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$4,871	$121
Cash paid for interest	$38,811	$44,832
Capital expenditures incurred but not yet paid	$30	$87
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Assertio Therapeutics, Inc. (Assertio or the Company) is a specialty pharmaceutical company focused on neurology, orphan and specialty medicines. The Company’s current specialty pharmaceutical business includes the following three products which we market in the United States (U.S.):

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

Assertio was formerly known as Depomed, Inc., a California corporation (Depomed). On August 14, 2018, Depomed reincorporated from California to Delaware and changed its name to Assertio Therapeutics, Inc. The use of the term “Company” in this filing refers to Depomed any time prior to the Effective Time and to Assertio any time after the Effective Time.

In January 2018, pursuant to the terms of an agreement the Company entered into with Collegium Pharmaceutical, Inc. (Collegium) in December 2017, the (Commercialization Agreement), the Company granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the U.S.  Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. The Company will receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $132.0 million for the year ended December 31, 2018. The parties amended the Commercialization Agreement in November 2018 (Amendment) as described in Note 17. The Company expects to receive royalties from Collegium of $132 million for 2018 and royalties based on certain annual NUCYNTA net sales thresholds for future years. Both the Company and Collegium may terminate the Commercialization Agreement under certain circumstances, provided that Collegium may not terminate the agreement prior to the end of 2021. The NUCYNTA franchise includes two products currently marketed in the U.S. by Collegium:

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

Basis of Presentation

The unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the entire year ending December 31, 2018 or future operating periods.

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

Revenue Recognition

The Company accounts for revenue arising from contracts and customers in accordance with Accounting Standards Update (ASU or Update) 2014-9, Revenue from Contracts with Customers (ASC 606), which was adopted on January 1, 2018 using the modified retrospective transition method. There was no adjustment to the Company’s opening balance of accumulated deficit resulting from the adoption of this guidance.

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

The Company derives revenue from license fees, under its Commercialization Agreement with Collegium, sale of its products, and from license fees, milestones and royalties earned on license and collaborative arrangements. Royalty payments made on products that the Company is not actively commercializing, which are remitted to the licensor on a pass through basis, are recorded by the Company on a systematic basis in proportion to the underlying net product sales and are included as gross-to-net adjustments in the related revenue line in the Company’s Statements of Operations.

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

The Company uses historical option exercise data to estimate the expected term of the options. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk free interest rate on U.S. Treasury zero coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation models. As a result of adopting ASU 2016-9 Improvements to Employee Share-Based Payment Accounting, the Company made an accounting policy election to account for forfeitures as they occur, rather than estimating expected forfeitures at the time of the grant.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-9, Revenue from Contracts with Customers. This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

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

In January 2017, the FASB issued ASU No. 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard was effective for the Company beginning January 1, 2018. The future impact of ASU No. 2017-1 will be dependent upon the nature of the Company’s future acquisition or disposition transactions, if any.

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

In March 2018, the FASB issued ASU No. 2018-5, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides clarification and guidance on the income tax accounting implications of the Tax Cuts and Jobs Act. The standard was effective for the Company beginning January 1, 2018. The adoption of this guidance did not materially affect the Company’s consolidated financial statements.

In January of 2016, the FASB issued ASU No. 2016-1, Financial Instruments – Overall (Subtopic 405-20), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1 changed accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance became effective for the Company on

January 1, 2018 and required adoption using a modified retrospective approach, with certain exceptions. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). It requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance (Subtopic 350-40). This guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements and does not expect this guidance to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). It removes disclosure requirements on fair value measurements including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. It also amends and clarifies certain disclosures and adds new disclosure requirements including the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. The Company is currently evaluating this guidance and does not expect this guidance to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, Leases. This guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. If the available accounting election is made, leases with a term of twelve months or less can be accounted for similar to existing guidance for operating leases. Additionally, the FASB issued ASU 2018-1, ASU 2018-10 and ASU 2018-11, Leases, (Topic 842); which allow a Land Easement Practical Expedient for Transition to Topic 842, some narrow scope exceptions and relief from the costs of implementing certain aspects of the standard, respectively. The new standard will be adopted using the modified retrospective approach and will be effective for the Company starting with the first quarter of 2019, with early adoption permitted. The Company will adopt the standard effective in the first quarter of 2019 and is currently assessing the impact of adopting this guidance on its consolidated financial statements and related disclosures. The Company does not expect the adoption to have a material impact on its consolidated statement of earnings. However, the new standard will require the Company to establish liabilities and corresponding right-of-use assets on its consolidated balance sheet for operating leases that exist as of the January 1, 2019 adoption date.

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

In February 2018, the FASB issued ASU 2018-2, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act (TCJA) from accumulated other comprehensive income to retained earnings. The guidance will be effective for the Company beginning in the first quarter of 2019 with early adoption permitted, and would be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the tax rate as a result of TCJA is recognized. The Company has not made a determination as to which alternative methods it will use when it adopts this standard, but does not expect the adoption of this ASU to have a material impact on its results of operations, financial position and cash flows.

NOTE 2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Securities classified as cash and cash equivalents and short-term investments as of September 30, 2018 and December 31, 2017 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

		Gross	Gross
		Unrealized	Unrealized
September 30, 2018	Cost	Gains	Losses	Fair Value
Cash and cash equivalents
Cash	$106,702	$—	$—	$106,702
Money market funds	13	—	—	13
Commercial paper	15,189	—	—	15,189
Total cash and cash equivalents	$121,904	$—	$—	$121,904

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
Cash and cash equivalents
Cash	$103,119	$—	$—	$103,119
Money market funds	95	—	—	95
Commercial paper	23,670	—	—	23,670
Total cash and cash equivalents	126,884	—	—	126,884
Short-term investments
Corporate debt securities and commercial paper with maturities less than 1 year	1,210	—	(5)	1,205
Total short-term investments	1,210	—	(5)	1,205
Total	$128,094	$—	$(5)	$128,089

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

As of September 30, 2018, the Company held zero securities in an unrealized loss position or that have been in a continuous loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 (in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
December 31, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate Debt Securities	$1,205	$(5)	$—	$—	$1,205	$(5)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the

Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other than temporary impairments for these securities at September 30, 2018 or December 31, 2017. Gross realized gains and losses on marketable securities were not material for the three and nine months ended September 30, 2018 or 2017.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

(in thousands)
September 30, 2018	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$13	$—	$—	$13
Commercial paper	—	15,189	—	15,189
Total	$13	$15,189	$—	$15,202
Liabilities:
Contingent consideration—Zipsor	$—	$—	$367	$367
Contingent consideration—CAMBIA	—	—	510	510
Total	$—	$—	$877	$877

(in thousands)
December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$95	$—	$—	$95
Commercial paper	—	23,670	—	23,670
Corporate debt securities	—	1,205	—	1,205
Total	$95	$24,875	$—	$24,970
Liabilities:
Contingent consideration—Zipsor	$—	$—	$464	$464
Contingent consideration—Lazanda	—	—	156	156
Contingent consideration—CAMBIA	—	—	993	993
Total	$—	$—	$1,613	$1,613

The fair value measurement of the contingent consideration obligations arises from the Zipsor, CAMBIA and Lazanda acquisitions and relates to fair value of the potential future contingent milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The remaining contingent consideration liability following the divestiture of Lazanda in November 2017 was $0.2 million. This liability was settled in the first quarter of 2018. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled. The table below provides a summary of the changes in fair value recorded in interest expense and selling, general and administrative expenses for the three and nine months ended September 30, 2018 and 2017:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fair value, beginning of the period	$967	$7,356	$1,613	$14,825
Changes in fair value recorded in interest expense	27	221	106	1,017
Changes in fair value recorded in selling, general and administrative expenses	(117)	(1,415)	(658)	(7,542)
Royalties and milestone paid	—	(526)	(184)	(2,664)
Total	$877	$5,636	$877	$5,636

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 is based on a market approach. The estimated fair value was approximately $276.9 million and $295.4 million (par value $345.0 million) as of September 30, 2018 and December 31, 2017, respectively, and represents a Level 2 valuation. The principal amount of the Senior Notes approximates their fair value as of September 30, 2018 and December 31, 2017, respectively and represents a Level 2 valuation. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2018 and 2017.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share amounts)	2018	2017	2018	2017
Basic net income (loss) per share
Net income (loss)	$48,270	$(15,992)	$61,046	$(69,392)
Denominator	63,917	62,997	63,714	62,556
Basic net income (loss) per share	$0.76	$(0.25)	$0.96	$(1.11)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$48,270	$(15,992)	$61,046	$(69,392)
Add: Interest Expense on convertible debt, net of tax	5,340	—	15,815	—
Denominator:
Denominator for basic income (loss) per share	63,917	62,997	63,714	62,556
Add effect of diluted securities:
Stock options and equivalents and convertible debt	18,773	—	18,568	—
Denominator for diluted income (loss) per share	82,690	62,997	82,282	62,556
Diluted net income (loss) per share	$0.65	$(0.25)	$0.93	$(1.11)

The following table sets forth outstanding potentially dilutive common shares that are not included in the computation of diluted net income (loss) per share because to do so would be anti-dilutive:

	September 30, 2018	September 30, 2017
(in thousands)
Convertible debt	—	17,931
Stock options and equivalents	3,359	7,393
Total potentially dilutive common shares	3,359	25,324

NOTE 4.  REVENUE

Disaggregated Revenue

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product sales, net
Gralise	$14,630	$21,103	$43,272	$57,777
CAMBIA	10,365	8,164	24,870	23,862
Zipsor	4,441	3,232	13,175	12,286
Total neurology product sales, net	29,436	32,499	81,317	93,925
NUCYNTA products	11	58,665	18,782	183,299
Lazanda	(12)	4,040	528	13,239
Pharmacy benefit manager dispute reserve	—	—	—	(4,742)
Total product sales, net	29,435	95,204	100,627	285,721
Commercialization agreement:
Commercialization rights and facilitation services, net	27,781	—	87,055	—
Revenue from transfer of inventory	—	—	55,705	—
Royalties and milestone revenue	20,277	209	25,784	596
Total revenues	$77,493	$95,413	$269,171	$286,317

NUCYNTA product sales for the nine months ended September 30, 2018 reflect the Company's sales of NUCYNTA between January 1 and January 8, 2018. During the three and nine months ended September 30, 2018 the Company recognized an insignificant amount of sales reserve estimate adjustments related to sales recognized for NUCYNTA and Lazanda in prior periods.  During the first quarter of 2018, in connection with the Collegium transaction, the Company recognized revenue of $12.5 million related to the release of NUCYNTA sales reserves which were primarily recorded in the fourth quarter of 2017, as financial responsibility for those reserves transferred to Collegium upon closing of the Commercialization Agreement.

Commercialization Agreement with Collegium

In January 2018, the Company entered into a Commercialization Agreement with Collegium (Commercialization Agreement), pursuant to which the Company granted Collegium the right to commercialize the NUCYNTA pain products in the U.S.  Under the Commercialization Agreement, Collegium assumed all commercialization responsibilities for NUCYNTA effective January 9, 2018, including sales and marketing. The Company will receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $132 million for the year ended December 31, 2018. Pursuant to the Amendment to the Commercialization Agreement described in Note 17, royalties for fiscal years beginning 2019 will be based on certain annual NUCYNTA net sales thresholds for future years. The Company received an upfront payment of $10.0 million as well as $6.2 million with respect to the inventory of finished goods which was transferred to Collegium on closing of the transaction in January 2018.
The Company identified the following three performance obligations under the Commercialization Agreement:

1.	License to commercialize the NUCYNTA pain products,

2.	Services to arrange for supplies of NUCYNTA pain products using the Company’s existing contract manufacturing contracts with third parties; and

3.	Transfer of control of all NUCYNTA finished goods held at closing.

In January 2018, the Company determined the total transaction price to be $553.2 million, which consists of $537.0 million in total annual minimum royalty payments, the $10.0 million upfront fee, and a $6.2 million payment for NUCYNTA finished goods inventory at cost. In accordance with the relevant Accounting Standard, the Company determined that the duration of the Commercialization Agreement begins on the effective date of January 9, 2018 and lasts through December 31, 2021, which is consistent with the contractual period in which the Company and Collegium have enforceable rights and obligations which include the minimum royalty period and the period in which Collegium would incur a $25.0 million termination penalty on terminating the agreement. See Note 17, for information regarding the Amendment to the Commercialization Agreement which impacts certain of these provisions in the fourth quarter of 2018.

The transaction price was allocated to the performance obligations noted above in proportion to their standalone selling prices and will be recognized as these performance obligations are satisfied by the Company. The transaction price allocated to the inventory transferred to Collegium on closing was $55.7 million and was recognized on the closing date as the control of such inventory was transferred to Collegium. The transaction price allocated to the other remaining performance obligations of the license to commercialize NUCYNTA and the related services to arrange for supplies was $497.5 million. This amount will be recognized ratably over time through December 31, 2021, which represents the period over which enforceable rights and obligations exist after considering the various termination rights for either parties that exist in the contract.  For the three and nine months ended September 30, 2018, the Company recognized $27.8 million and $87.1 million, respectively, related to the right to commercialize NUCYNTA and related facilitation services. Total revenue recognized for the three and nine months ended September 30, 2018 were $27.8 million and $142.8 million, respectively, which includes the portion of the transaction price allocated to inventory. The commercialization revenues were reduced by anticipated additional royalties payable to Grünenthal by the Company. See "Collegium" below for additional discussion.

The annual minimum royalty amounts are payable by Collegium in equal quarterly installments of $33.8 million, and are initially received through a lockbox sweep mechanism.  Remittances from customers on product sales of NUCYNTA made by Collegium are deposited to a designated lockbox account, separate from Collegium’s other receivables.  On a daily basis, 35% of the cash receipts in this lockbox account are swept to Assertio’s bank accounts up to the minimum cash royalty amounts which are $30.8 million for the three months ended March 31, 2018 and $33.8 million per quarter, thereafter. If the cash receipts received by Assertio in a quarter are lower than the minimum quarterly royalty, or if the royalty receivable to Assertio is above the minimum quarterly amount, Collegium is responsible to remit the remaining royalty payment within 45 days after the end of the each quarter.  For the nine months ended September 30, 2018, $98.3 million was received by Assertio. See Note 17 for information regarding the Amendment to the Commercialization Agreement.

Contract Assets and Liabilities

The following table presents changes in the Company’s contract assets and liabilities for the nine months ended September 30, 2018 (in thousands):

	Balance			Balance
	as of			as of
	December 31, 2017	Additions	Deductions	September 30, 2018
Contract assets:
Contract asset, net - Collegium	$—	$55,705	$(23,654)	$32,051
Contract asset - Ironwood	—	5,000	(5,000)	—
	—	60,705	(28,654)	32,051

Collegium

The Company receives payments from Collegium based on the above described schedule as established in the Company’s contracts. Contract asset relates to conditional right to consideration for completed performance under the Commercialization Agreement. This contract asset relates to the revenue recognized by the company from the transfer of inventory to Collegium on the date of closing of the agreement in January 2018 net of the contract liability of $10.0 million resulting from the upfront payment received. Accounts receivable are recorded when the right to consideration becomes unconditional. As of September 30, 2018, $9.9 million and $22.1 million of the contract asset has been recorded within “Prepaid and other current assets” and “Other long-term assets,” respectively.

The Company acquired the U.S. rights to NUCYNTA from Janssen Pharmaceuticals, Inc. (Janssen) in April 2015. As part of that transaction, the Company also acquired the related royalty obligations for NUCYNTA to Grünenthal, the originator of tapentadol. Pursuant to the terms of the Commercialization Agreement, Collegium will now remit payment on behalf of the Company to satisfy this royalty obligation In addition, as a condition of giving its consent to the Commercialization Agreement with Collegium, Grünenthal amended the terms of the original royalty agreement to require payment of a minimum royalty of $34.0 million per year on net sales of NUCYNTA greater than $180.0 million and equal to, or less than, $243.0 million for each of the years ended December 31, 2018 through 2021. In return for this agreement to pay minimum royalties, the Company received the right to share royalties with Grünenthal on annual net sales of NUCYNTA above $243.0 million during the same period. The Company is obligated to cover any shortfall between the minimum royalty amount of $34.0 million and the amounts paid to Grünenthal by Collegium for each of the years ended December 31, 2018 through 2021, as a result of which the Company could be obligated to pay up to $8.8 million per year for each of the years ended December 31, 2018 through 2021.

In the three months ended September 30, 2018, the Company recorded a royalty payable to Grünenthal of $3.7 million in anticipation of the Collegium payments to Grünenthal falling below the minimum of royalty amount of $34.0 million for the full 2018 fiscal year. Grünenthal royalties related to NUCYNTA sales for the three and nine months ended September 30, 2018 were $10.8 million and $25.2 million, respectively, of which approximately $7.1 million and $21.5 million, respectively, were paid directly by Collegium to Grünenthal. These royalties were recorded as a gross-to-net adjustment in the Revenue from Commercialization Agreement, net line in the Company’s Statement of Operations. Pursuant to the Amendment, Collegium will reimburse the Company for the amount of any minimum annual royalties paid by the Company to Grünenthal on net sales of NUCYNTA from 2019 to 2021 related to this Commercialization Agreement.

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

The future contingent milestones under the Ironwood Agreement are considered variable consideration and are estimated using the most likely method. As part of implementation of ASC 606, the Company evaluated whether the future milestones under the Ironwood Agreement should have been included as part of the transaction price in periods before January 1, 2018. The Company concluded that because of development and regulatory risks at the time, it was probable that a significant revenue reversal could have occurred. Accordingly, the associated future contingent milestone values were not included in the transaction price for periods before January 1, 2018. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. During the nine months ended September 30, 2018, the Company recognized and collected a $5.0 million milestone payment related to the dosing of the first patient in a Phase 3 trial. There was no revenue recognized under this agreement for the three and nine months ended September 30, 2017.

PDL BioPharma, Inc. In October 2013, the Company sold its interests in royalty and milestone payments under its license agreements relating to our Acuform technology in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million. On August 2, 2018 the Company sold its remaining interest in such payments to PDL for $20.0 million. The $20 million of revenue was recognized as royalty revenue in the three months ended September 30, 2018.

NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, restricted stock units, performance-based restricted stock units and the Company’s Employee Stock Purchase Program (ESPP) in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of sales	$—	$9	$30	$84
Research and development expense	270	45	337	652
Selling, general and administrative expense	2,674	2,857	7,523	9,134
Restructuring	(173)	52	2,385	52
Total	$2,771	$2,963	$10,275	$9,922

At September 30, 2018, the Company had $16.3 million of total unrecognized compensation expense related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2.2 years.

The reduction of stock based compensation expense related to restructuring is due to forfeitures of stock based compensation awards by employees who were terminated in conjunction with the Company's restructuring plan, see Note 15—Restructuring for additional discussion.

Performance-based Restricted Stock Units

During the nine months ended September 30, 2018, the Company granted Performance Stock Units (PSUs) with an aggregate target award of 523,187 units and a weighted-average grant-date fair value of $10.18 per unit. The PSUs vest in annual cliffs over a three year period based on the Relative Total Shareholder Return (TSR) of the Company’s common stock against the Russell 3000 Pharmaceuticals Total Return Index over the period. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target. The recipients of the PSU awards will have voting rights and the right to receive a dividend once the underlying shares have been issued. The grant-date fair value is based upon the Monte Carlo simulation method.

The following table summarizes the PSU activity for the nine months ended September 30, 2018 under the 2014 Plan (in thousands, except per share data):

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining
		Fair	Contractual	Aggregate
	Number of	Value	Term	Intrinsic Value
	Shares	Per Share	(in years)	(in 000s)
Non-vested performance-based restricted stock units at December 31, 2017	—	$—
Granted	523,187	10.18
Vested	—	—
Forfeited	(36,800)	10.04
Non-vested performance-based restricted stock units at September 30, 2018	486,387	$10.19	2.36	$2,860

As of September 30, 2018, total unrecognized compensation cost related to PSUs was $3.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.36 years.

NOTE 6.  INVENTORIES, NET

Inventories, net, consist of raw materials, work in process and finished goods and are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2018	December 31, 2017

Raw materials	$1,625	$3,008
Work-in-process	802	204
Finished goods	1,828	9,830
Total	$4,255	$13,042
NOTE 7. ACCOUNTS RECEIVABLES, NET

Accounts receivables, net, consist of the following (in thousands):

	September 30, 2018	December 31, 2017

Product sales, net	$30,479	$71,919
Receivables from collaborative partners	13,433	563
Total accounts receivable, net	$43,912	$72,482

NOTE 8.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017

Accrued compensation	$4,205	$7,345
Accrued royalties	4,715	17,370
Accrued restructuring and one-time termination costs	1,835	9,483
Other accrued liabilities	15,320	26,298
Total accrued liabilities	$26,075	$60,496

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

The Senior Notes will mature on April 14, 2021 (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate for the three months ended September 30, 2018 and 2017 was 12.15% and 11.05%, respectively.

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

In connection with its entry into the Commercialization Agreement, the Purchasers (i) waived the requirement that some or all of the Asset Disposition Proceeds realized from the granting of the Exclusive License be used to prepay the outstanding principal amount of the Notes pursuant to Section 2.7(b) of the Note Purchase Agreement and (ii) agreed to (a) replace the minimum net sales covenant in Section 6.7 of the Note Purchase Agreement with a minimum EBITDA covenant, and (b) made certain other amendments related to the amortization of the Notes. In addition, the prepayment premiums were amended to 4% of the principal amount of the Notes to be prepaid, if such prepayment occurs after the second anniversary of the Purchase Date but on or prior to the fifth anniversary of the Purchase Date; and (iii) zero, if such prepayment occurs after the fifth anniversary of the Purchase Date. The minimum EBITDA covenants stipulate that the Company’s EBITDA, measured as of the last day of the twelve month measurement period be (i) for the twelve month period from October 1, 2017 through to September 30, 2018 be at least $90 million and (ii) $125 million, thereafter.  The amendment also modified the repayment schedule; and required the Company to prepay and retire $10.0 million of the Senior Notes and pay a $0.4 million prepayment fee. The Company paid a $3.0 million upfront non-refundable amendment fee which, pursuant to the terms of the modification, can be off-set dollar for dollar against any future prepayment fees. The Purchasers have also consented to terms and conditions of the Amendment to the Commercialization Agreement with Collegium described in Note 17.

The Company accounted for the amendment as a debt modification in accordance with the applicable accounting standards. Accordingly, the $3.0 million amendment fee paid to the Purchasers on the fourth quarter of 2017 was capitalized and is being amortized over the remaining term of the Senior Notes.

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

The principal amount of the Senior Notes is repayable as of September 30, 2018 is as follows (amounts in thousands):

2018 (remainder)	$25,000
2019	120,000
2020	80,000
2021	82,500
Total	$307,500

The principal payment due in the remainder of 2018 was paid by the Company in October 2018. The Company is scheduled to make the Senior Notes principal payments of $125.0 million prior to September 30, 2019 and has classified this portion of the Senior Notes within the current liabilities section of the condensed consolidated balance sheet.

The following is a summary of the carrying value of the Senior Notes as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017

Principal amount of the Senior Notes	$307,500	$365,000
Unamortized debt discount balance	(3,053)	(4,717)
Unamortized debt issuance costs	(1,981)	(3,063)
Total Senior Notes	$302,466	$357,220
The debt discount and debt issuance costs are being amortized as interest expense through April 2021 using the effective interest method. The following is a summary of interest expense for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest expense	$9,517	$10,589	$29,383	$33,748
Amortization of debt discount and debt issuance costs	886	614	2,747	1,811
Total interest expense Senior Notes	$10,403	$11,203	$32,130	$35,559

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

The closing price of the Company’s common stock did not exceed 130% of the $19.24 conversion price for the required period during the quarter or the nine month period ended September 30, 2018. As a result, the Convertible Notes are not convertible as of September 30, 2018.

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

The following is a summary of the liability component of the Convertible Notes as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017

Principal amount of the Convertible Notes	$345,000	$345,000
Unamortized discount of the liability component	(59,006)	(71,799)
Unamortized debt issuance costs	(2,933)	(3,691)
Total Convertible Notes	$283,061	$269,510

The debt discount and debt issuance costs are being amortized as interest expense through September 2021. The following is a summary of interest expense for the three and six months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stated coupon interest	$2,156	$2,156	$6,468	$6,468
Amortization of debt discount and debt issuance costs	4,604	4,225	13,551	12,438
Total interest expense Convertible Notes	$6,760	$6,381	$20,019	$18,906

NOTE 10.  SHAREHOLDERS’ EQUITY

Reclassification

On August 14, 2018, Depomed reincorporated from California to Delaware (the Reincorporation) and changed its name to Assertio Therapeutics, Inc. To effectuate the Reincorporation, Depomed merged with and into Assertio Therapeutics, Inc., a Delaware corporation and wholly owned subsidiary of Depomed prior to the effective time of the merger, with Assertio continuing as the surviving corporation. Pursuant to the merger, each share of Depomed common stock, no par value, was converted into one share of Assertio common stock, $0.0001 par value, and all outstanding Depomed equity awards were assumed by Assertio. As a result of the Reincorporation and the related conversion of each share of Depomed-California common stock, no par value, into one share of Assertio-Delaware common stock, $0.0001 par value, the Company has separated the par value of stock within Common Stock from additional-paid-in-capital on the Company's Consolidated Balance Sheets. The Company has elected to present this change in disclosure retrospectively. Accordingly, to conform to current year presentation, the Company reclassified $313.9 million from common stock to additional paid-in capital as of December 31, 2017 on the Company's Consolidated Balance Sheets.

Option Exercises

For the three and nine months ended September 30, 2018, employees exercised options to purchase 34,551 shares and 262,443 shares, respectively, of the Company’s common stock with net proceeds to the Company of approximately $0.2 million and $1.5 million, respectively. For the three and nine months ended September 30, 2017, employees exercised options to purchase 50,159 shares and 863,511 shares, respectively, of the Company’s common stock with net proceeds to the Company of approximately $0.3 million and $6.3 million, respectively.

Restricted Stock Units

For the three and nine months ended September 30, 2018, the Company issued 2,597 shares and 204,142 shares of the Company’s common stock, respectively, due to vesting of restricted stock units. For the three and nine months ended September 30, 2017, the Company issued zero and 42,068 shares of the Company’s common stock due to vesting of restricted stock units, respectively.

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

As of September 30, 2018, our net deferred tax assets are fully offset by a valuation allowance. The valuation allowance is determined in accordance with the provisions of ASC 740, Income taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance.  Based on the weight of available evidence, the Company recorded a full valuation allowance against our net deferred assets beginning in the fourth quarter of 2016. The Company continued to provide a full valuation allowance against our net deferred assets in subsequent quarters. The Company reassesses the need for a valuation allowance on a quarterly basis.  If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

In the nine months ended September 30, 2018, the Company recorded an expense from income taxes of approximately $6.4 million that represents an effective tax rate of 9.5%. The difference between the income tax expense of $6.4 million and the tax at the statutory rate of 21% on current year operations is principally due to the change in valuation allowance in connection with the utilization of net operating losses in 2018. For the nine months ended September 30, 2017, the difference between the recorded provision for income taxes and the tax benefit based on the federal statutory rate of 35%, was primarily attributable to the impact of the valuation allowance.

The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1997 through 2016 and the applicable statutes of limitation have not expired with respect to those returns. Because of net operating losses and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination.  Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. At September 30, 2018 the Company had approximately $1.2 million of accrued interest and penalties associated with unrecognized tax benefits.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Leases

The Company has non-cancelable operating leases for our office buildings and is obligated to make payments under non-cancelable operating leases for automobiles used by our sales force. Future minimum lease payments under our non-cancelable operating leases at September 30, 2018 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2018 (remainder)	$667
2019	2,637
2020	2,509
2021	2,356
2022	2,188
Thereafter	632
Total	$10,989

In April 2012, the Company entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet in Newark, California (Newark Lease) commencing on December 1, 2012. The Company occupied approximately 8,000 additional rentable square feet commencing in July 2015.  The lease is due to expire on November 30, 2022.

The Company relocated its corporate headquarters from Newark, California to Lake Forest, Illinois in the third quarter of 2018. The Company has entered into a sublease for approximately 60% of the Newark facility and anticipates being able to sublease the remaining office space. The anticipated value of these subleases is in excess of the Company's remaining costs under the Newark lease and therefore no cease use cost has been recognized as of September 30, 2018.

Effective February 28, 2018, the Company entered into an Office Lease, in Lake Forest, Illinois (Lake Forest Lease) for its new corporate headquarters, where the Company leases approximately 31,000 rentable square feet of space. The initial tenant improvements in the space were completed in August 2018 and the Company began occupying the space at that time. The Lake Forest Lease term is for five years and six months. The Company has the right to renew the term of the Lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the Lease.

The Lake Forest Lease initial annual base rent is $18.00 per rentable square foot and will increase annually by $0.50 per rentable square foot. The lease is a triple net lease, with the Company required to pay its pro rata share of real estate taxes and operating expenses. The Landlord will make available to the Company a tenant improvement allowance of $28.00 per square rentable square foot, which the Company may use towards the initial build-out or apply to the payment of rent.

As of September 30, 2018, the aggregate rent payable over the remaining term of the lease agreements was approximately $6.8 million on the Newark Lease and $3.1 million on the Lake Forest Lease, including the Company’s option to renew. Deferred rent was approximately $1.4 million as of September 30, 2018 and $1.4 million as of December 31, 2017. As of September 30, 2018 the Company had a liability of $3.2 million related to the deferred recognition of tenant improvement allowances.

Rent expense relating to the office lease agreements for the three and nine months ended September 30, 2018, was $0.2 million and $1.2 million, respectively. These amounts exclude the out of period adjustment related to the Newark, California tenant improvement allowance. See Note 16 for further discussion. Rent expense relating to the office lease agreements for the three and nine months ended September 30, 2017, was $0.1 million and $0.4 million, respectively.

The Company has an operating lease agreement with Enterprise FM Trust (Enterprise) for the lease of vehicles to be used by the Company's sales force, with the lease terms ranging from 24 to 48 months. As of September 30, 2018, the aggregate rent payable over the remaining lease term of the vehicle lease agreement was approximately $1.0 million. Rent expense relating to the lease of cars for the three and nine months ended September 30, 2018 was $0.1 million and $0.8 million, respectively.  Rent expense relating to the lease of cars for the three and nine months ended September 30, 2017 was $0.8 million and $2.4 million, respectively.

Legal Matters

Company v. NUCYNTA and NUCYNTA ER ANDA Filers

Actavis & Alkem:  In July 2013, Janssen Pharma filed patent infringement lawsuits in the U.S. District Court for the District of New Jersey (D.N.J.) against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis), as well as Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem). The patent infringement claims against Actavis and Alkem relate to their respective ANDAs seeking approval to market generic versions of NUCYNTA and NUCYNTA ER before the expiration of U.S. Reissue Patent No. 39,593 (the ’593 Patent), U.S. Patent No. 7,994,364 (the ’364 Patent) and, as to Actavis only, U.S. Patent No. 8,309,060 (the ’60 Patent). In December 2013, Janssen Pharma filed an additional complaint in the D.N.J. against Alkem asserting that newly issued U.S. Patent No. 8,536,130 (the ’130 Patent) was also infringed by Alkem’s ANDA seeking approval to market a generic version of NUCYNTA ER. In August 2014, Janssen Pharma amended the complaint against Alkem to add additional dosage strengths.
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
Notices of appeal were filed by defendants Alkem and Roxane concerning the validity of the ’364 and ’130 patents. The Company filed its own cross-appeal with regard to the Court’s finding that Roxane and Actavis will not infringe the claims of the ’130 Patent. The appeals have been consolidated at the Federal Circuit.  Briefing concluded in March 2018 and oral arguments occurred on September 4, 2018.  It is estimated that the Federal Circuit will issue a written decision in late 2018 or in the first quarter of 2019.  The ‘593 patent is not the subject of any appeals.

Company v. Purdue

The Company sued Purdue Pharma L.P (Purdue) for patent infringement in a lawsuit filed in January 2013 in the U.S. District Court for the District of New Jersey. The lawsuit arose from Purdue’s commercialization of reformulated OxyContin® (oxycodone hydrochloride controlled-release) in the U.S. and alleges infringement of U.S. Patent Nos. 6,340,475 (the ‘475 Patent) and 6,635,280 (the ‘280 Patent), which expired in September 2016.
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
On July 9, 2018, the Court issued an order administratively terminating the case pending the outcome of settlement discussions between the parties. On August 28, 2018, the Company and each of Purdue, The P.F. Laboratories, Inc. a New Jersey corporation, and Purdue Pharmaceuticals L.P., a Delaware limited partnership (collectively, Purdue Companies), entered into a Settlement Agreement. Pursuant to the Settlement Agreement: (i) Purdue Companies paid the Company $30 million on August 28, 2018 and will pay the Company an additional $32 million on February 1, 2019; (ii) each party covenanted not to the sue the other with regard to any alleged infringement of such party’s patents or patent rights as a result of the commercialization of the other party’s current product portfolio; (iii) each party covenanted not to challenge the other party’s patents or patent rights covering such other party’s current product portfolio; and (iv) each party agreed to a mutual release of claims relating to any claim or potential claim relating to the other party’s current product portfolio.
Securities Class Action Lawsuit

On August 23, 2017, the Company, its current chief executive officer and president, its former chief executive officer and president, and its former chief financial officer were named as defendants in a purported federal securities law class action filed in the United States District Court for the Northern District of California (Huang v. Depomed et al., No. 3:17-cv-4830-JST, N.D. Cal.). The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its opioid products and contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. In an amended complaint filed on February 6, 2018, the lead plaintiff (referred to in its pleadings as the Depomed Investor Group), which seeks to represent a class consisting of all purchasers of Company common stock between July 29, 2015 and August 6, 2017, asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018. The lead plaintiff filed an opposition to the motion on June 8, 2018. The Company and the individuals filed a reply in support of their motion to dismiss on July 23, 2018. Oral arguments are scheduled for November 29, 2018. The Company believes that the action is without merit and intends to contest it vigorously.
In addition, three shareholder derivative actions were filed on behalf of the Company and purport to assert claims by the Company against its officers and directors for breach of fiduciary duty, arising out of the same factual allegations as the class action. Two of these actions were filed in the Northern District of California, the first on November 10, 2017 (Solak v. Higgins et al., No. 3:17-cv-6546-JST) and the second on November 15, 2017 (Ross v. Fogarty et al., No. 3:17-cv-6592- JST). The third derivative action was filed in the Superior Court of California, Alameda County (Singh v. Higgins, et al., RG17877280) on September 29, 2017. On December 7, 2017, the plaintiffs in Solak v. Higgins, et al. voluntarily dismissed the first federal derivative action. And, on January 18, 2018 and January 23, 2018, respectively, the remaining federal and state derivative actions were stayed pending the resolution of the motion to dismiss in the securities class action. The Company believes that these actions are without merit and intends to contest them vigorously.

Opioid-Related Requests and Subpoenas

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state, and local regulatory and governmental agencies. The Company received a letter from Senator Claire McCaskill (D-MO), the Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information from the Company regarding its prior commercialization of opioid products. The Company voluntarily furnished information responsive to Sen. McCaskill’s request. The Company has also received subpoenas or civil investigative demands focused on historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various State Attorneys General seeking documents and information regarding our prior sales and marketing of opioid products. In addition, the State of California Department of Insurance (CDI) has issued a subpoena to the Company seeking information relating to our prior sales and marketing of Lazanda. The CDI subpoena also seeks information on Gralise, a non-opioid product in our portfolio. The Company has received subpoenas from the U.S. Department of Justice (DOJ) seeking documents and information regarding our prior sales and marketing of opioid products. The Company also from time to time receives and complies with subpoenas from governmental authorities related to investigations primarily directed at third parties, including health care practitioners, pursuant to which our records related to agreements with and payments made to those third parties, among other items, are produced. As a general matter, the Company is cooperating with all of the requests from and investigations by regulators described above.
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
For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (MDL Court) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 600 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been transferred to the MDL Court. The Company is currently involved in 16 lawsuits that have been transferred to the MDL Court and two additional federal lawsuits, one each in the Northern District of Georgia and the District of Arizona. The Arizona lawsuit was originally filed in state court and was removed to federal court. A motion to remand, which is being contested, is pending in that case. Plaintiffs may file additional lawsuits in which the Company may be named. Plaintiffs in the federal cases include county and municipal governmental entities, employee benefit plans, health clinics and health insurance providers who assert federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence or deceptive trade practices. In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. These lawsuits are in the earliest stages of proceedings, and the Company intends to defend itself vigorously in these matters.
State Opioid Litigation

Related to the cases in the MDL Court noted above, there have been more than 200 similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. The Company is currently named in 13 such cases -- three filed in Texas, three in Pennsylvania, three in Utah, two in Nevada and one each in Arkansas and Missouri. Plaintiffs may file additional lawsuits in which the Company may be named. In these cases, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking past and future damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. These lawsuits are likewise in their earliest stages, and the Company intends to defend itself vigorously in these matters.
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

NOTE 13. ACQUISITIONS

Asset Purchase Agreement with Slán

On November 7, 2017, the Company entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with Slán Medicinal Holdings Limited (Slán) under which the Company acquired a license to market the specialty drug, cosyntropin depot in the United States and Canada. The term of the License Agreement runs from November 7, 2017, through the end of the 10-year period following the first commercial sale of an approved product (Licensed Product), but the Company may terminate the License Agreement if the U.S. Food and Drug Administration (FDA) determines that a Licensed Product is not approvable in the U.S. Under the terms of the Agreement, Slán is responsible for clinical and regulatory expenses associated with cosyntropin depot prior to its first approval by the FDA. Upon approval, the Company will be responsible for marketing and selling cosyntropin depot for the first seven years following the first commercial sale of a Licensed Product in the U.S., and Slán will be responsible for selling the Licensed Product during the remaining three years of the 10-year period.

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

As consideration for this acquisition, the Company provided the seller all of the rights and obligations, as defined under the arrangement, associated with Lazanda and together with $5.0 million in cash to Slán. The divestiture of Lazanda was treated as a disposition of a business for accounting purposes and resulted in a gain of approximately $17.1 million which was recorded as “gain on divestiture of Lazanda” in the Company’s 2017 consolidated statements of operations. The Company determined that the divestiture of Lazanda does not qualify for reporting as discontinued operations as the divestiture does not constitute on its own a strategic shift that will have a significant effect on the Company’s operations and financial results.

The Cebranopadol Acquisition

On November 17, 2015, the Company entered into a definitive agreement to acquire the U.S. and Canadian rights to cebranopadol and its related follow-on compound from Grünenthal. The acquisition was completed on December 30, 2015.

Under the terms of the acquisition agreement, the Company entered into a settlement agreement with Endo Pharmaceuticals, Inc., a subsidiary of Endo International Plc (Endo) to resolve the Company's ongoing patent litigation against Endo for alleged infringement of three of the Company’s patents by Endo's OPANA® ER product (the Settlement). As the formulator of OPANA® ER, Grünenthal indemnified Endo for certain intellectual property matters, including the Company’s ongoing patent infringement lawsuit against Endo. The settlement agreement granted Endo a non-exclusive patent license in the United States, and a covenant not to sue outside the United States, for the currently marketed form of OPANA® ER. In addition, the Company provided Grünenthal with a limited covenant not to sue under certain of the Company’s Acuform® drug delivery patents with specific drug substances as well as $25.0 million in cash. The Company also agreed to pay Grünenthal royalties on net sales and one-time net sales milestones. There are no clinical, regulatory or approval contingent milestone payments.

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

NOTE 14.  INTANGIBLE ASSETS

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2018				December 31, 2017
	Remaining	Gross			Gross
	Useful Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
Product rights	(In years)	Amount	Amortization	Value	Amount	Amortization	Value
NUCYNTA	7.2	$1,019,978	$(337,316)	$682,662	$1,019,978	$(266,590)	$753,388
CAMBIA	5.2	51,360	(24,607)	26,753	51,360	(20,755)	30,605
Zipsor	3.5	27,250	(19,123)	8,127	27,250	(17,370)	9,880
Total		$1,098,588	$(381,046)	$717,542	$1,098,588	$(304,715)	$793,873

Based on finite-lived intangible assets recorded as of September 30, 2018, and assuming the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2018 (remainder)	$25,443
2019	101,774
2020	101,774
2021	101,774
2022	99,969
Thereafter	286,808
Total	$717,542

NOTE 15.  RESTRUCTURING CHARGES

In June 2017, the Company announced a limited reduction-in-force in order to streamline operations and achieve operating efficiencies. The activities related to that reduction-in-force were completed during the third quarter of 2017.  In December 2017, the Company initiated a company-wide restructuring plan following the entry into the Commercialization Agreement with Collegium. This plan focused on a reduction of the Company’s pain sales force during the first quarter of 2018, a reduction of the staff at its headquarters office during the second quarter of 2018 and a move from its headquarters facility in Newark, California to Lake Forest, Illinois in the third quarter of 2018.

The following table summarizes the total expenses recorded related to the 2017 restructuring and one-time termination cost activities by type of activity and the locations recognized within the consolidated statements of operations as restructuring costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee compensation costs	$400	$434	$14,993	$3,875
Fixed Asset disposals and accelerated depreciation of leasehold improvements	3,511	—	3,511	—
Other exit costs	—	—	238	—
Total restructuring costs	$3,911	$434	$18,742	$3,875

Selected information relating to accrued restructuring, severance costs and one-time termination costs is as follows (in thousands):

	Employee compensation costs	Fixed Asset and Other exit costs	Total
Balance at December 31, 2017	$9,483	$—	$9,483
Net accruals	8,779	238	9,017
Non-cash adjustments	(258)	—	(258)
Cash paid	(11,184)	(238)	(11,422)
Balance at March 31, 2018	$6,820	$—	$6,820
Net accruals	5,814	—	5,814
Non-cash adjustments	(2,300)	—	(2,300)
Cash paid	(4,834)	—	(4,834)
Balance at June 30, 2018	5,500	—	5,500
Net accruals	400	3,511	3,911
Non-cash adjustments	173	(3,511)	(3,338)
Cash paid	(4,238)	—	(4,238)
Balance at September 30, 2018	$1,835	$—	$1,835

As of September 30, 2018, the full $1.8 million accrued restructuring liability balance was classified as a current liability in the Condensed Consolidated Balance Sheet. The Company has incurred $31.9 million in related restructuring costs since the announcement of the plan in December 2017 through September 30, 2018. The Company expects to incur additional related restructuring costs of $1.5 million to $3.0 million through June 30, 2019.

NOTE 16.  OUT OF PERIOD ADJUSTMENTS

During the three months ended September 30, 2018, the Company identified that it had understated restructuring costs by incorrectly derecognizing its deferred landlord incentives related to the Newark, California headquarters office lease since the plan to exit the facility had been established in December 2017. Accordingly, the Company recorded an adjustment during the three months ended September 30, 2017 to increase restructuring costs by $2.1 million, of which $0.3 million related to the year ended December 31, 2017, and its accrued liabilities as of September 30, 2018. This adjustment resulted in a decrease to EPS of $0.03 in the three months ended September 30, 2018.

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

In accordance with the relevant guidance, management evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that correcting the cumulative errors would not be material to the expected full year results for 2017 or to the third quarter of 2018, and correcting the errors would not have had a material impact on any individual prior period financial statements or affect the trend of financial results.

NOTE 17. SUBSEQUENT EVENTS

Amendment to Collegium Commercialization Agreement
On November 8, 2018, the Company, Collegium and Collegium NF, LLC, a Delaware limited liability company and wholly owned subsidiary of Collegium (Newco) entered into an amendment (Amendment) to the Commercialization Agreement. Pursuant to the Amendment, Collegium may only terminate the Commercialization Agreement after December 31, 2020, with 12-months’ notice. In the event any such termination notice has an effective date of termination prior to December 31, 2022, then Collegium shall pay a $5,000,000 termination fee to the Company concurrent with the delivery of such notice.

The Amendment also provides that Collegium shall reimburse the Company for the amount of any minimum annual royalties paid by the Company to Grünenthal GmbH (Grünenthal) on net sales of the NUCYNTA franchise during the first four years of the Commercialization Agreement as provided in the Consent Agreement, dated as of November 30, 2017 (the Grünenthal Consent Agreement), by and among the Company, Grünenthal and Newco.
In connection with the Amendment, Collegium issued the Company a warrant to purchase up to 1,041,667 shares of Collegium common stock at an exercise price of $19.20 per share. The warrant is exercisable for a period of four years and contains customary terms, including with regard to net exercise.
Pursuant to the Amendment, the royalties payable by Collegium to the Company in connection with Collegium’s commercialization of NUCYNTA are amended such that effective as of January 1, 2019 through December 31, 2021, the Company will receive: (i) 65% of net sales of NUCYNTA up to $180,000,000, plus (ii) 14% of annual net sales of NUCYNTA between $180,000,000 and up to $210,000,000, plus (iii) 58% of annual net sales of NUCYNTA between $210,000,000 and $233,000,000, plus (iv) 20% of annual net sales of NUCYNTA between $233,000,000 and up to $258,000,000, plus (v) 15% of annual net sales of NUCYNTA above $258,000,000. Payments described in clauses (i), (ii) and (iii) hereof will be swept daily from a lock-box account of Newco where revenues from gross sales of NUCYNTA will be deposited. Payments described in clauses (iv) and (v) hereof will be paid annually within 60 days of the end of the calendar year. In connection with the Amendment, Collegium’s obligation to maintain a standby letter of credit with respect to royalties due to the Company on net sales of NUCYNTA occurring in 2018 will expire on the first to occur of February 28, 2019 or one business day after the date Collegium pays the Company its royalties owed for the quarter ended December 31, 2018. For the year ending December 31, 2018, the Company will receive total royalties from Collegium of $132 million.
The Amendment does not change the royalties the Company will receive on annual net sales of NUCYNTA by Collegium for the period beginning January 1, 2022 and for each year of the Commercialization Agreement term thereafter, which are: (i) 58% of net sales of NUCYNTA up to $233,000,000, payable quarterly within 45 days of the end of each calendar quarter, plus (ii) 25% of annual net sales of NUCYNTA between $233,000,000 and $258,000,000, plus (iii) 17.5% of annual net sales of NUCYNTA above $258,000,000. Payments described in clauses (ii) and (iii) hereof will be paid annually within 60 days of the end of the calendar year.
The Amendment provides that the Company may terminate the Commercialization Agreement upon 60 days’ prior written notice to Collegium in the event that (i) the net sales of NUCYNTA by Collegium during any period of 12 consecutive calendar months ending on or before December 31, 2021 are less than $180,000,000, or (ii) the net sales of NUCYNTA by Collegium during any period of 12 consecutive calendar months commencing on or after January 1, 2022 are less than $170,000,000.

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

•	any additional patent infringement or other litigation, investigation or proceeding that may be instituted related to us or any of our products, product candidates or products we may acquire;

•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness and our compliance with the terms and conditions of the agreements governing our indebtedness;

•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements related to the development or promotion of pharmaceutical products in the U.S.;

•	our plans to acquire, in-license or co-promote other products;

•	the results of our research and development efforts including clinical studies relating to our product candidates, including cosyntropin depot;

•	submission, acceptance and approval of regulatory filings, including cosyntropin depot;

•	our ability to raise additional capital, if necessary;

•	our ability to successfully develop and execute our sales and marketing strategies;

•
variations in revenues obtained from commercialization and collaborative agreements, including contingent milestone payments, royalties, license fees and other contract revenues, including non-recurring revenues, and the accounting treatment with respect thereto;

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

COMPANY OVERVIEW

Assertio is a specialty pharmaceutical company focused on neurology, orphan and specialty medicines. Our current specialty pharmaceutical business includes the following three products which we market in the United States (U.S.):

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

Assertio was formerly known as Depomed, Inc., a California corporation (Depomed). On August 14, 2018, Depomed reincorporated from California to Delaware and changed its name to Assertio Therapeutics, Inc. The use of the term “Company” in this filing refers to Depomed any time prior to the Effective Time and to Assertio any time after the Effective Time.

In January 2018, pursuant to the terms of a Commercialization Agreement we entered into with Collegium Pharmaceutical, Inc. (Collegium) in December 2017, we granted Collegium the right to commercialize the NUCYNTA® franchise of pain products in the U.S. Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We will receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $132.0 million for the year ended December 31, 2018. The parties amended the Commercialization Agreement in November 2018 (Amendment) as described in Note 17, "Subsequent Events" of the Notes to the unaudited condensed Consolidated Financial Statements. We expect to receive royalties from Collegium of $132 million for 2018 and royalties based on certain annual NUCYNTA net sales thresholds for future years. Both we and Collegium may terminate the Commercialization Agreement under certain circumstances, provided that Collegium may not terminate the agreement prior to the end of 2021. Additionally, we retained certain rights to co-promote NUCYNTA products, subject to providing advanced notice to Collegium. The NUCYNTA franchise includes two products currently marketed in the U.S. by Collegium:

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

In November 2017, we entered into definitive agreements with Slán Medicinal Holdings Limited and certain of its affiliates (Slán) pursuant to which we acquired Slán’s rights to market the specialty drug cosyntropin depot (synthetic ACTH Depot) in the U.S. and Canada, and Slán acquired our rights to Lazanda® (fentanyl) nasal spray. We believe cosyntropin depot can be second-to-market behind Mallinckrodt plc's marketed product, H-P Acthar gel. We expect Slán to file a New Drug Application (NDA) for cosyntropin depot by the end of 2018.

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

In October 2013, we sold our interests in royalty and milestone payments under our license agreements relating to our Acuform technology in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million. On August 2, 2018, we sold our remaining interest in such payments to PDL for $20.0 million.

Strategy

Our commercial strategy is based on three pillars: Maintain, Grow and Build.

We intend to “Maintain” our NUCYNTA franchise of pain products through our Commercialization Agreement with Collegium. In January 2018, pursuant to the terms of a Commercialization Agreement we entered into with Collegium in December 2017, we granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the U.S. Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We will receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $132 million for the year ending December 31, 2018. Pursuant to the Amendment to the Commercialization Agreement described in Note 17, "Subsequent Events" of the Notes to the unaudited condensed Consolidated Financial Statements, we expect to receive royalties from Collegium of $132 million for 2018 and royalties based on certain annual NUCYNTA net sales thresholds for future years. Both we and Collegium may terminate the Commercialization Agreement under certain circumstances, provided that Collegium may not terminate the agreement prior to the end of 2021.

We intend to “Grow” our neurology, orphan and specialty medicine business through organic and inorganic growth. We intend to “Build” a portfolio of high-value products positioned to address the needs of patients, physicians and payers. In November 2017 we acquired the exclusive rights to market cosyntropin depot (synthetic ACTH Depot) in the U.S. and Canada. Cosyntropin depot is a long-acting alcohol-free synthetic ACTH analogue. We expect that a New Drug Application will be filed with the U.S. Food and Drug Administration for cosyntropin depot by year end. We intend to file for a 505(b)(2) application for a diagnostic indication for suspected adrenocortical insufficiency. As previously announced, Assertio and our development partner began enrolling and dosing pediatric patients in a new clinical trial evaluating cosyntropin depot for the treatment of infantile spasms, a specific seizure type present in infantile epilepsy syndrome, a rare pediatric disorder. We are also seeking to bring additional specialty and orphan products into this portfolio.

In connection with our entry into the Commercialization Agreement with Collegium, we eliminated our pain sales force, relocated our headquarters and reduced our headquarters’ staff. Excluding restructuring charges we expect these actions will significantly reduce our operating expenses in future periods, further enabling us to implement our strategy.

OUR BUSINESS OPERATIONS

As of September 30, 2018, our revenues were generated primarily from the following commercialized products.

Gralise (Gabapentin)

Gralise is our proprietary, once daily formulation of gabapentin indicated for management of PHN, a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. We made Gralise commercially available in October 2011, following its U.S. Food and Drug Administration (FDA) approval in January 2011. The FDA has granted Orphan Drug exclusivity for PHN. Gralise product sales were $14.6 million and $21.1 million for the three months ended September 30, 2018 and 2017, respectively. Gralise product sales were $43.3 million and $57.8 million for the nine months ended September 30, 2018 and 2017, respectively.

CAMBIA (Diclofenac Potassium for Oral Solution)

CAMBIA is a non-steroidal anti-inflammatory drug (NSAID) indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA in December 2013 from Nautilus Neurosciences, Inc.

We began shipping and recognizing product sales on CAMBIA in December 2013. Our CAMBIA product sales were $10.4 million and $8.2 million for the three months ended September 30, 2018 and 2017, respectively. CAMBIA product sales were $24.9 million and $23.9 million for the nine months ended September 30, 2018 and 2017, respectively.

Zipsor (Diclofenac Potassium) Liquid Filled Capsules

Zipsor is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor in June 2012 from Xanodyne Pharmaceuticals, Inc.

Our Zipsor® product sales were $4.4 million and $3.2 million for the three months ended September 30, 2018 and 2017, respectively, and Zipsor® product sales were $13.2 million and $12.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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

In January 2018, pursuant to the terms of a Commercialization Agreement we entered into with Collegium in December 2017, we granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the U.S. Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We will receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $132.0 million for the year ended December 31, 2018. Pursuant to the Amendment to the Commercialization Agreement described in Note 17, "Subsequent Events" of the Notes to the unaudited condensed Consolidated Financial Statements, we expect to receive royalties from Collegium of $132 million for 2018 and royalties based on certain annual NUCYNTA net sales thresholds for future years. Both we and Collegium may terminate the Commercialization Agreement under certain circumstances, provided that Collegium may not terminate the agreement prior to the end of 2021.

Lazanda (Fentanyl) Nasal Spray

Lazanda nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age and older) who are already routinely taking other opioid pain medicines around the clock for cancer pain. We acquired Lazanda in July 2013 from Archimedes Pharma US Inc. and its affiliated companies (collectively, Archimedes). In November 2017, we entered into agreements with Slán pursuant to which Slán acquired our rights to Lazanda. Lazanda product sales for the three and nine months ended September 30, 2017 were $4.0 million and $13.2 million, respectively.

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

Collaboration and License Agreement with Ironwood Pharmaceuticals, Inc.

In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW 3718, an Ironwood product candidate under evaluation for refractory GERD. We have received $3.4 million under the agreement, including a contingent milestone payment of $1.0 million in March 2014 as a result of the initiation of clinical trials relating to IW 3718 by Ironwood. During the three months ended June 30, 2018, we recognized a $5.0 million milestone payment related to the dosing of the first patient in a Phase 3 trial. We will receive additional contingent milestone payments upon the occurrence of certain development milestones and royalties on net sales of the product, if approved.

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

Under the Royalty Purchase Agreement, PDL is entitled to receive all payments due under such license agreements until PDL received $481 million, after which all net payments received are shared evenly between we and PDL. In August 2018, pursuant to the terms and conditions of an amendment to the Royalty Purchase Agreement, we sold our remaining interest in such payments to PDL for $20.0 million.

RESTRUCTURING

In June 2017, we announced a limited reduction-in-force in order to streamline operations and achieve operating efficiencies. In December 2017, we continued our restructuring plans by initiating a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will align our staff and office locations to fit our commercial strategy. Pursuant to our restructuring plans, in February 2018 we eliminated our pain sales force, consisting of approximately 230 sales representative and 25 manager positions. We reduced the staff at our headquarters office during the second quarter of 2018. In the third quarter of 2018, we relocated our corporate headquarters from Newark, California to Lake Forest, Illinois and reduced our headquarters office space by 50%. For further information about our restructuring costs, see Note 15, "Restructuring Charges" of the Notes to unaudited condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We derive revenue from the sale of our products, royalties and license fees under our Commercialization Agreement with Collegium, and from license fees, milestones and royalties earned on license and collaborative arrangements. Royalty payments made on products that the Company is not actively commercializing, which are remitted to the licensor on a pass through basis, are recorded by the Company on a systematic basis in proportion to the underlying net product sales and are included as gross-to-net adjustments in the related revenue line in the Company’s Condensed Consolidated Statements of Operations.

For further information about our accounting policies, see Note 1, "Organization and Summary of Significant Accounting Policies" of the Notes to unaudited condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2018 and 2017 .

Revenue

Total revenues by products are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product sales, net
Gralise	$14,630	$21,103	$43,272	$57,777
CAMBIA	10,365	8,164	24,870	23,862
Zipsor	4,441	3,232	13,175	12,286
Total neurology product sales, net	29,436	32,499	81,317	93,925
NUCYNTA products (1)	11	58,665	18,782	183,299
Lazanda (2)	(12)	4,040	528	13,239
Pharmacy benefit manager dispute reserve	—	—	—	(4,742)
Total product sales, net	29,435	95,204	100,627	285,721
Commercialization agreement:	—	—	—	—
Commercialization rights and facilitation services, net	27,781	—	87,055	—
Revenue from transfer of inventory	—	—	55,705	—
Royalties and Milestone Revenue	20,277	209	25,784	596
Total revenues	$77,493	$95,413	$269,171	$286,317

(1)
NUCYNTA product sales for the nine months ended September 30, 2018 reflect our sales of NUCYNTA between January 1 and January 8, 2018. During the three and nine months ended September 30, 2018 we recognized an insignificant amount of sales reserve estimate adjustments related to sales recognized for NUCYNTA and Lazanda in prior periods.  During the first quarter of 2018, in connection with the Collegium transaction, we recognized revenue of $12.5 million related to the release of NUCYNTA sales reserves which were primarily recorded in the fourth quarter of 2017, as financial responsibility for those reserves transferred to Collegium upon closing of the Commercialization Agreement.

(2)	We divested Lazanda in November 2017. Product sales for the three and nine months ended September 30, 2018 relate to sales reserve estimate adjustments.

Product Sales

Gralise. The decrease in Gralise product sales during the three and nine months ended September 30, 2018 as compared to 2017 was primarily due to lower prescription demand and higher managed care rebates.

CAMBIA. The increase in CAMBIA product sales during the three and nine months ended September 30, 2018 as compared to 2017 was primarily the result of a price increase.

Zipsor. The increase in Zipsor product sales during the three and nine months ended September 30, 2018 as compared to 2017 was primarily the result of a price increase.

NUCYNTA. Net sales in the nine months ended September 30, 2018 reflect solely the period of January 1st to January 8th prior to closing of the Collegium Commercialization Agreement and the release of approximately $12.5 million of rebate reserves in the nine-month period ended September 30, 2018 that Collegium assumed pursuant to the terms of the Commercialization Agreement. Release of reserves in the three month period ended September 30, 2018 were insignificant. We will not record NUCYNTA product net sales during the remainder of the term of the Commercialization Agreement.

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

Lazanda. In November 2017, we entered into definitive agreements with Slán pursuant to which we acquired Slán’s rights to market cosyntropin depot in the U.S. and Canada, and Slán acquired our rights to Lazanda nasal spray CII. We ceased recording revenues and related costs associated with Lazanda after November 7, 2017. Product sales for the nine months ended September 30, 2018 reflect adjustments made for previously recorded sales reserve estimates.

Commercialization Agreement Revenues. Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We will receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $132.0 million for the year ended December 31, 2018. Pursuant to the Amendment to the Commercialization Agreement described in Note 17, "Subsequent Events" of the Notes to the unaudited condensed Consolidated Financial Statements, we expect to receive royalties from Collegium of $132 million for 2018 and royalties based on certain annual NUCYNTA net sales thresholds for future years. Both we and Collegium may terminate the Commercialization Agreement under certain circumstances, provided that Collegium may not terminate the agreement prior to the end of 2021.

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

We acquired the U.S. rights to NUCYNTA from Janssen Pharmaceuticals, Inc. (Janssen) in April 2015. As part of that transaction, the Company also acquired the related royalty obligations for NUCYNTA to Grünenthal, the originator of tapentadol. Pursuant to the terms of the Commercialization Agreement, Collegium will now remit payment on behalf of the Company to satisfy this royalty obligation In addition, as a condition of giving its consent to the Commercialization Agreement with Collegium, Grünenthal amended the terms of the original royalty agreement to require payment of a minimum royalty of $34.0 million per year on net sales of NUCYNTA greater than $180.0 million and equal to, or less than, $243.0 million for each of the years ended December 31, 2018 through 2021. In return for this agreement to pay minimum royalties, the Company received the right to share royalties with Grünenthal on annual net sales of NUCYNTA above $243.0 million during the same period. We are obligated to cover any shortfall between the minimum royalty amount of $34.0 million and the amounts paid to Grünenthal by Collegium for each of the years ended December 31, 2018 through 2021, as a result of which we could be obligated to pay up to $8.8 million per year for each of the years ended December 31, 2018 through 2021. Pursuant to the Amendment, Collegium will reimburse us for the amount of any minimum annual royalties paid by us to Grünenthal on net sales of NUCYNTA from 2019 to 2021 related to this Commercialization Agreement.

Revenue in the three and nine months ended September 30, 2018 reflects $27.8 million and $87.1 million, respectively, attributable to royalty income and the allocation of $55.7 million of total transaction price to the one-time sale of inventory to Collegium at closing, which was recorded in the first quarter of 2018. Included within this revenue, we recorded an incremental royalty payable to Grünenthal of $3.7 million in anticipation of the Collegium payments to Grünenthal falling below the minimum of $34.0 million for 2018. Grünenthal royalties related to NUCYNTA sales for the three and nine months ended September 30, 2018 were $10.8 million and $25.2 million, respectively, of which approximately $7.1 million and $21.5 million, respectively, were paid directly by Collegium to Grünenthal. These royalties were recorded as a gross-to-net adjustment in the Revenue from Commercialization Agreement, net line in the Company’s Statement of Operations.

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

PDL BioPharma, Inc. In October 2013, we sold our interests in royalty and milestone payments under our license agreements relating to our Acuform technology in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million. On August 2, 2018 we sold our remaining interest in such payments to PDL for $20.0 million. The $20 million of revenue was recognized as royalty revenue in the three months ended September 30, 2018.

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

Ironwood Pharmaceuticals, Inc. In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW 3718, an Ironwood product candidate under evaluation for refractory GERD. During the nine months ended September 30, 2018, we recognized and collected a $5.0 million contingent milestone payment related to the dosing of the first patient in a Phase 3 trial for IW 3718. The dosing of the patient was considered probable at the commencement of the trial. There was no revenue under this agreement for the three and six months ended June 30, 2017.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third parties, inventory write downs, amortization of inventory write-ups associated with business acquisitions, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described separately below under “Amortization of Intangible Assets.” Total cost of sales for the three and nine months ended September 30, 2018 and 2017, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Cost of Sales	$2,975	$17,396	$17,772	$54,895
Dollar change from prior year	(14,421)	(2,847)	(37,123)	(9,862)
Percentage change from prior year	(82.9)%	(14.1)%	(67.6)%	(15.2)%

Cost of sales decreased during the three and nine months ended September 30, 2018 as compared to 2017 primarily due to the reduction in NUCYNTA and Lazanda net product sales. Pursuant to the terms of our Commercialization Agreement with Collegium, effective January 9, 2018, we no longer record product sales of NUCYNTA and NUCYNTA ER and, as a result, no longer incur or record the cost of sales of such products. The cost of sales during the nine months ended September 30, 2018 includes $6.2 million, which we recorded in the first quarter of 2018, related to the cost of inventory transferred to Collegium on closing of the Commercialization Agreement. Following the divestiture of Lazanda in November 2017, we no longer record Lazanda product sales or related cost of sales.

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

The cost of sales as a percentage of sales for Gralise, CAMBIA and Zipsor, combined for both the three and nine months ended September 30, 2018 was approximately 9% and 8%, respectively.

Research and Development Expenses

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. It is extremely difficult to predict the scope and magnitude of future research and development expenses for our product candidates in research and development, as it is extremely difficult to determine the nature, timing and extent of clinical trials and studies and the FDA’s requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expenses for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Research and development expenses	$2,127	$1,761	$5,835	$12,459
Dollar change from prior year	366	(8,651)	(6,624)	(11,018)
Percentage change from prior year	20.8%	(83.1)%	(53.2)%	(46.9)%

Research and development expenses during the three months ended September 30, 2018 increased compared to the prior year period, primarily due to a low level of research and development expenses in the three months ended September 30, 2017 due to delays experienced in the third quarter of 2017 related to pediatric trials of NUCYNTA.

Research and development expenses during the nine months ended September 30, 2018 decreased compared to the nine months ended as a result of a reduction in the development costs associated with cebranopadol. In January 2018, we gave to Grünenthal 120 days’ written notice of termination of the cebranopadol license agreement and, consequently, our research and development costs relating to cebranopadol in 2018 will be insignificant. During the nine months ended September 30,

2018 we recognized $1.25 million of research and development expenses related to our amended licensing agreement with Applied Pharma Research for the development of a new product presentation of CAMBIA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal fees. Total selling, general and administrative expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Selling, general and administrative expenses	$33,409	$48,850	$93,750	$147,379
Dollar change from prior year	(15,441)	(2,724)	(53,629)	(8,657)
Percentage change from prior year	(31.6)%	(5.3)%	(36.4)%	(5.5)%

The decrease in selling, general and administrative expense during the three and nine months ended September 30, 2018 as compared to 2017 was primarily due to the reduction in our sales force following the restructuring plan announced in December 2017 and the elimination of all commercialization efforts relating to NUCYNTA following the Commercialization Agreement with Collegium. In December 2017, in connection with the signing of the Commercialization Agreement with Collegium we announced the termination of our pain sales force which occurred during the first quarter of 2018, consisting of approximately 255 sales representative and sales manager positions, and our plan to significantly reduce our office staff and reduce our headquarters office space by approximately 50%.

Selling, general and administrative expenses in 2017 include a $3.4 million adjustment booked in the three months ended March 31, 2017 related to an increase in estimates associated with the branded prescription drug fee of which $1.4 million and $2.0 million related to the years ended December 31, 2015 and 2016, respectively.

In connection with the Multidistrict Opioid Litigation, the State Opioid Litigation and the Opioid-Related Requests and Subpoenas described in Note 12, “Commitments and Contingencies - Legal Matters” of the Notes to unaudited condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we expect to incur additional costs and expenses related to our ongoing opioid-related litigation and investigations, which may be significant.

Amortization of Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Amortization of intangible assets - NUCYNTA	$23,576	$23,575	$70,726	$70,727
Amortization of intangible assets - CAMBIA	1,284	584	3,852	1,752
Amortization of intangible assets - Lazanda	—	291	—	873
Amortization of intangible assets - Zipsor	583	1,284	1,753	3,852
Total	$25,443	$25,734	$76,331	$77,204

The reduction in amortization expense during the three and nine months ended September 30, 2018 as compared to 2017 was due to the divestiture of Lazanda to Slán in November 2017, where we exchanged our interest in Lazanda for exclusive distribution rights to cosyntropin depot in the United States and Canada. Consequently, no amortization expense was recorded relating to Lazanda subsequent to its divestiture.

Restructuring Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Employee compensation costs	$400	$434	$14,993	$3,875
Fixed Asset disposals and accelerated depreciation of leasehold improvements	3,511	—	3,511	—
Other exit costs	—	—	238	—
Total restructuring costs	$3,911	$434	$18,742	$3,875

During the first nine months of 2018 we continued to execute the restructuring plan announced in December 2017. We completed the previously announced termination of our pain sales force during the first quarter of 2018, consisting of approximately 255 sales representative and sales manager positions. We continued our restructuring plan and significantly reduced our office staff during the nine months ended 2018. We relocated our corporate headquarters from Newark, California to Lake Forest, Illinois, which reduced our headquarters office space requirement by approximately 50%. During the first quarter of 2018, we entered into an Office Lease pursuant to which we lease approximately 31,000 rentable square feet of space in Lake Forest, Illinois. Our initial tenant improvements in the space were completed in August 2018 and we began occupying the space at that time.

For the three months ended September 30, 2018 and 2017, restructuring expenses and one-time termination costs were $3.9 million, and $0.4 million, respectively. For the nine months ended September 30, 2018 and 2017, restructuring expenses and one-time termination costs were $18.7 million, and $3.9 million, respectively. To date we have incurred $31.9 million in related restructuring costs since the announcement of the plan in December 2017 through September 30, 2018. We expect to incur additional related restructuring costs of $1.5 million to $3.0 million through June 30, 2019.

Other Income and Expense

Other income and expense for the three and nine months ended September 30, 2018 and 2017 was comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Litigation settlement	62,000	—	62,000	—
Interest and other income	$677	$72	$973	$604
Loss on prepayment of Senior Notes	—	—	—	(5,364)
Interest expense	(17,190)	(17,815)	(52,268)	(55,697)
Total other income (expense)	$45,487	$(17,743)	$10,705	$(60,457)

For the three and nine months ended September 30, 2018, other income includes the present value of the Settlement Agreement with the Purdue Companies, as further described in Note 12, “Commitments and Contingencies - Legal Matters” of the Notes to unaudited condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on

Form 10-Q. The total settlement amount was $62.0 million of which $30.0 million was paid during the three months ended September 30, 2018 and the remaining $32.0 million will be paid in the first quarter of 2019.

The interest expense was comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest payable on Senior Notes	$9,517	$10,589	$29,383	$33,748
Interest payable on Convertible Notes	2,156	2,156	6,468	6,468
Amortization of debt discounts and issuance costs relating to Senior Notes and Convertible Notes	5,490	4,839	16,298	14,249
Changes in fair value of contingent consideration	27	221	106	1,017
Other	—	10	13	215
Total interest expense	$17,190	$17,815	$52,268	$55,697

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

We monitor our compliance with each of the financial and other covenants contained in the Note Purchase Agreement. While we are currently in compliance, and anticipate continued compliance with such covenants, if our anticipated results of operations indicated a potential for noncompliance, we would seek to prevent such potential noncompliance by taking one or more actions, including refinancing our debt, significantly reducing expenses, renegotiating our debt covenants, restructuring our debt, selling assets or obtaining additional capital, each of which may be on terms that may be onerous, highly dilutive or disruptive to our business. Any prepayment of the Senior Notes will be subject to a prepayment fee of 4% of the principal amount of the Senior Notes prepaid. In addition, in connection with any refinancing of our debt, we would also accelerate the recognition of the balance of the unamortized debt discount and the debt issuance costs as of the date of any refinancing. RF Language

On September 9, 2014, we issued and sold $345.0 million aggregate principal amount of convertible senior notes in a public offering (the Convertible Notes). The convertible debt offering resulted in net proceeds of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively.

Income Tax Provision

In the three and nine months ended September 30, 2018, we recorded an expense from income taxes of approximately $6.8 million and $6.4 million respectively, that represents an effective tax rate of 12.4% and 9.5%, respectively. The difference for the three and nine months ended September 30, 2018 between the income tax benefit of $6.8 million and $6.4 million, respectively, and the tax at the statutory rate of 21% on current year operations is principally due to the change in valuation allowance. In the three and nine months ended September 30, 2017, we recorded a benefit from income taxes of approximately $0.5 million and $0.6 million respectively, that represents an effective tax rate of (3.1%) and (.80%), respectively. For the three and nine months ended September 30, 2017, the difference between the recorded provision for income taxes and the tax benefit based on the federal statutory rate of 35%, was primarily attributable to the impact of the valuation allowance.  The difference between our 2018 and 2017 tax expense is attributable primarily to taxable income created in 2018 by our litigation settlement.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
(in thousands)	2018	2017
Cash, cash equivalents and short-term investments	$121,904	$128,089

The decrease in cash, cash equivalents and short-term investments during the nine months ended September 30, 2018 is primarily attributable to the payment of $57.5 million of principal on our Senior Notes in April 2018. This payment was partially off-set by the cash generated from operations during the nine months ended September 30, 2018, the receipt of $20.0 million from the PDL royalty and milestone monetization and $30.0 million from the Purdue settlement.

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

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash (used in) provided by operating activities	$56,735	$34,905
Cash provided by investing activities	(5,562)	53,325
Cash provided by financing activities	(56,153)	(98,354)
Net (decrease) increase in cash and cash equivalents	$(4,980)	$(10,124)

Cash Flows from Operating Activities

Cash provided by operating activities increased during the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to the receipt of $20.0 million from the PDL royalty and milestone monetization and $30.0 million from the Purdue settlement.

Cash Flows from Investing Activities

The reduction in cash provided by investing activities during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily relates to the maturities of marketable securities in 2017 which did not recur in 2018. Cash used in investing activities in the nine months ended September 30, 2018 includes a $3.0 million investment in a company engaged in medical research.

Cash Flows from Financing Activities

The reduction in cash used in financing activities during the nine months ended September 30, 2018 as compared to the same period in 2017 primarily relates to lower principal payments on our Senior Notes as we made a payment of $57.5 million in April 2018 compared to a payment of $100.0 million in April 2017.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the quarter ended September 30, 2018.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the sources and effects of our market risk compared to the disclosures in Item 7A of our Annual Report on the 2017 Form 10-K.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investment in money market accounts which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the three month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and certain thresholds. Current LIBOR rates are above the 1.0% LIBOR floor, and the interest rate on our borrowings under the Senior Secured Credit Facility is currently 12.15% per annum. An increase in the three month LIBOR of 100 basis points above the current three month LIBOR rates would increase our interest expense by approximately $3.2 million for 2018, assuming we timely make the scheduled principal payments. As of September 30, 2018, we had $345 million aggregate principal amount of convertible senior notes outstanding, which are fixed rate instruments.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 12 “Commitments and Contingencies - Legal Matters” of the Notes to unaudited condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our 2017 Form 10-K, our Quarterly Report on Form 10-Q for the three months ended March 31, 2018 filed with the SEC on May 10, 2018 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2018 filed with the SEC on August 8, 2018.

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

•	obtain adequate supply of NUCYNTA and NUCYNTA ER; and

•	comply with applicable legal and regulatory requirements.

Additional factors that may affect the success of our commercialization arrangement with Collegium include the following:

•	Collegium may prioritize the commercialization of their other products, including Xtampza, over NUCYNTA and NUCYNTA ER;

•	Collegium may pursue higher-priority programs, or change the focus of its marketing programs;

•	Collegium may acquire or develop alternative products;

•	Collegium may in the future choose to devote fewer resources to NUCYNTA and NUCYNTA ER;

•	changes in laws and regulations applicable to, and scrutiny of, the pharmaceutical industry, including the opioid market;

•	market acceptance of NUCYNTA and NUCYNTA ER may fail to increase or may decrease;

•	the outcome of the appeal of the court’s ruling in our litigation against the ANDA filers seeking to prevent such ANDA filers from marketing a generic version of NUCYNTA and NUCYNTA ER in the U.S.;

•	Collegium may experience financial difficulties;

•	Collegium may fail to comply with its obligations under our commercialization and related agreements; or

•	Collegium’s involvement in governmental investigations and inquires or lawsuits and the disposition of such proceedings.

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

Our agreement with Collegium grants each party specified termination rights. See Note 17, "Subsequent Events" of the Notes to the unaudited condensed Consolidated Financial Statements for a description of these termination events. If the agreement is terminated, we may either perform commercialization activities relating to NUCYNTA and NUCYNTA ER on our own or search for another commercialization partner. Both alternatives would result in us incurring greater expenses and could cause a disruption in the commercialization of the products while we expand our commercial operations or seek an alternative commercialization partner, which disruption could lead to a loss of market share and decreased demand for the products. If we elect to increase our expenditures to fund commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all, or which may not be possible due to our other financing arrangements. If we elect to seek another commercialization partner, we may be unsuccessful in identifying a satisfactory partner or, if we do successfully identify a partner, we may be unable to negotiate a new commercialization agreement on acceptable terms, or at all.

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

We have been involved in patent litigation lawsuits against filers of ANDAs (the Filers) seeking to market generic versions of NUCYNTA and NUCYNTA ER before the expiration of the patents listed in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for these two products. Such patent litigation against the Filers is described in Note 12 “Commitments and Contingencies - Legal Matters” of the Notes to unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

For instance, federal, state, and local governments have for the last several years given significant attention to the public health issue of opioid abuse. In 2016, the Centers for Disease Control and Prevention (CDC) issued national, non-binding guidelines on the prescribing of opioids, providing recommended considerations for primary care providers when prescribing opioids, including specific considerations and cautionary information about opioid dosage increases and morphine milligram equivalents (MME). A number of third-party payers have adopted or are considering adopting some or all of these CDC guidelines to limit access to higher doses of opioids. Industry associations and trade groups are also changing or considering changes to guidelines relevant to opioid prescriptions along similar lines. In addition, a number of state legislatures across the country have enacted legislation with some type of limit, guidance, or requirement related to opioid prescribing, including to limit the duration and quantity of initial prescriptions of opioids and to mandate the use by prescribers of prescription drug databases. At the federal level, the White House Office of National Drug Control Policy (ONDCP) and the National Institutes of Health (NIH) are coordinating efforts between the FDA, the U.S. Drug Enforcement Agency (DEA), the U.S. Department of Health and Human Services, and pharmaceutical industry groups to research and develop effective non-opioid pain relievers. In July 2018, the DEA issued a final rule, “Controlled Substances Quotas,” to strengthen the process for setting controls over diversion of controlled substances and to make other improvements in the quota management regulatory system for production, manufacturing, and procurement of controlled substances. The DEA also continues to increase its efforts to hold manufacturers, distributors, prescribers, and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. The DEA also recently proposed reducing the quota for controlled substances to be manufactured in the U.S. in 2018. Further, the FDA is requiring “black-box” warnings on immediate release opioids highlighting the risk of misuse, abuse, addiction, overdose, and death as well as implementing a Risk Evaluation and Mitigation Strategies (REMS) for immediate release opioids. In October 2018 Congress approved H.R. 6, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment (SUPPORT) for Patients and Communities Act, and President Trump signed such legislation into law. The SUPPORT Act and other similar legislation or policy initiatives may adversely impact the commercialization of opioids generally, including NUCYNTA and NUCYNTA ER.

In addition, various federal and state governmental entities, including the DOJ and a number of state attorneys general, have launched investigations into the marketing and sales practices of pharmaceutical companies that market opioid and non-opioid pain medications, including us. For instance, we have received subpoenas or civil investigative demands from the DOJ and several state attorneys general and other state regulators seeking documentation and information in connection with our prior sales and marketing of opioid products. We also received a subpoena from the State of California Department of Insurance seeking information relating to our prior sales and marketing of Gralise. There has been recent regulatory attention focused on gabapentin as a result of a perceived risk of the compound being used as a potentiator for opioid abuse. Although gabapentin is neither an opioid nor classified as a controlled substance by the DEA, as a result, several states have scheduled gabapentin as a controlled substance. Continued changes in regulations and legislation applicable to gabapentin could have a material adverse impact the commercial prospects of Gralise which could, in turn, have a material adverse affect on our business, financial condition and results of operations.

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

These and other governmental investigations or inquiries, as well as lawsuits, in which we are and may become involved may result in additional claims and lawsuits being brought against us by governmental agencies or private parties. It is not possible at this time to predict the outcome of the opioid-related lawsuits mentioned above or any governmental investigations or inquiries of us or any lawsuits or regulatory responses that may result from such investigations or inquiries or otherwise. It is also not possible at this time to predict the additional expenses related to related to such ongoing opioid-related litigation and investigations, which may be significant. The initiation of any additional investigation, inquiry or lawsuit relating to us, the costs and expenses associated therewith, or any assertion, claim or finding of wrongdoing by us, could:

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

Furthermore, governmental regulators could take measures that could have a negative effect on our business and our products. For example, in 2017 Endo Pharmaceuticals, Inc. voluntarily withdrew, at the FDA’s request, OPANA ER from the market due to the FDA’s view that the risks associated with the use of the product outweighed the potential benefits. Any negative regulatory request or action taken by a regulatory agency, including the FDA, with respect to NUCYNTA or NUCYNTA ER would adversely affect Collegium’s ability to commercialize NUCYNTA and NUCYNTA ER and in turn adversely affect our business, results of operations and financial condition. Further, the FDA is in the process of issuing guidance to encourage the development of nonaddictive alternatives to opioid pain medications. Such efforts intended to spur the development of non-opioid medications for chronic pain could negatively impact the commercialization of opioids generally, including NUCYNTA and NUCYNTA ER. Likewise, any negative regulatory request or action taken by a regulatory agency, including the FDA, with respect to our other products could adversely affect our business, results of operations, and financial condition.
We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs.

Companies may not promote drugs for “off-label” use—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the Food, Drug, and Cosmetics Act (FDCA) and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the U.S. Department of Health and Human Services (OIG), the FDA, and the DOJ all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing clearance has not been obtained. If any of the investigations of the DOJ, the Attorneys General identified above, and the CDI, as well as the actions filed by state and municipalities against us, result in a finding that we engaged in wrongdoing, including sales and marketing practices for our current and future products that violate applicable laws and regulations, we would incur significant liabilities. Such liabilities would harm our business, financial condition and results of operations as well as divert management’s attention from our business operations and damage our reputation.

We and our commercial partner may be unable to compete successfully in the pharmaceutical industry.

Tapentadol, the active pharmaceutical ingredient in NUCYNTA and NUCYNTA ER, is a proprietary opioid analgesic that is marketed in the U.S. by our commercialization partner Collegium. NUCYNTA and NUCYNTA ER compete with a number of branded and generic products that are widely used to treat moderate to severe pain, including neuropathic pain associated with DPN, and acute pain, respectively. These products include OxyContin® (oxycodone hydrochloride extended-release tables), which is owned by Purdue, is approved for marketing in the U.S. for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. OxyContin® has achieved significant levels of market acceptance. Unlike NUCYNTA ER, a number of long- acting opioids have product labelling related to their abuse deterrent properties, which may put NUCYNTA ER at a competitive disadvantage. There are also a number of branded and generic short and long acting opioids, including oxycodone, oxymorphone, fentanyl patch, morphine, buprenorphine patch, tramadol, hydrocodone and hydromorphone, which have received approval and are marketed in the U.S. for the treatment of moderate to severe pain, including chronic and acute pain. More opioid development and launches of both generics and brands are expected to continue. For example, Butrans (promoted by Purdue) has been facing generic entrants since June 2017. In addition, Pfizer’s new opioid Troxyca ER was approved in 2016, but has not yet launched. Teva’s Vantrela ER was approved in 2017, but has not yet launched. Inspirion received approval for MorphaBond™ ER (morphine sulfate) and RoxyBond (oxycodone HCL). MorphaBond launched in the fourth quarter of 2017 and RoxyBond is expected to launch in the first quarter of 2018. Lyrica (pregabalin), which is marketed by Pfizer, is approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. Pfizer also received approval on October 13, 2017 to market Lyrica CR (pregabalin extended-release tablets), a once-daily treatment for the management of DPN and PHN. Branded and generic versions of duloxetine and lidocaine have also been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. There are a number of other products and treatments prescribed for, or under development for, the management of chronic and acute pain, including neuropathic pain associated with DPN, which are now or may become competitive with NUCYNTA and NUCYNTA ER. Further, in light of the FDA's efforts to spur the development of non-opioid medications for chronic pain, we expect that additional other competitive products and treatments may be developed and commercialized.

Branded gabapentin is currently sold by Pfizer as Neurontin for adjunctive therapy for partial onset epileptic seizures and for PHN. Pfizer’s basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. In addition to receiving approval for marketing to treat neuropathic pain associated with DPN, Lyrica (pregabalin) has also been approved for marketing in the U.S. for the treatment of post herpetic pain, fibromyalgia, adjunctive therapy for partial onset epileptic seizures, and nerve pain associated with spinal cord injury and has captured a significant portion of the market. Moreover, generic versions of Lyrica (pregabalin) are expected to be available as early as 2019. Pfizer received approval on October 13, 2017 to market Lyrica CR (pregabalin extended-release tablets), a once-daily treatment for the management of DPN and PHN. Arbor Pharmaceuticals, LLC’s Horizant (gabapentin enacarbil extended-release tablets) is approved for the management of PHN and Restless Leg Syndrome. There are other products prescribed for or under development for PHN which are now or may become competitive with Gralise.

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

An alternate formulation of diclofenac is the active ingredient in CAMBIA that is approved in the U.S. for the acute treatment of migraines in adults. CAMBIA competes with a number of triptans that are used to treat migraines and certain other headaches. Pfizer’s Relpax patent expired in December 2016, and generic entrants began in July 2017. Currently, seven triptans are available and sold in the U.S. (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan and zolmitriptan). Branded competitors include Zomig nasal, Onzetra, Xsail Zembrace, SymTouch™ and Treximet, which is a fixed-dose combination product containing sumatriptan plus naproxen. There are other products prescribed for or under development for the treatment or prevention of migraines that are now or may become competitive with CAMBIA, including calcitonin gene-related peptide (CGRP) inhibitor products.

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

We have incurred significant indebtedness in the aggregate principal amount of $652.5 million at September 30, 2018 under the senior secured notes we issued in April 2015 (the Senior Notes) and the convertible notes we issued in September 2014 (the Convertible Notes). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Convertible Notes, the Senior Notes and any additional debt obligations we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. Further, our results of operations may cause us to fail to comply with the financial covenants contained in the Note Purchase Agreement, such as the minimum EBITDA covenant contained therein and further described in Note 9 “Debt Senior Notes” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which event of default could result in all of our debt becoming immediately due and payable. If we are unable to generate sufficient cash flow or if our results of operations cause us to fail to comply with our financial covenants, we may be required to take one or more actions, including refinancing our debt, significantly reducing expenses, renegotiating our debt covenants, restructuring our debt, selling assets or obtaining additional capital, each of which may be on terms that may be onerous, highly dilutive or disruptive to our business. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on commercially reasonable or acceptable terms, which could result in a default on our obligations, including the Convertible Notes and the Senior Notes.

In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences to our business. For example, it could:

•	make it more difficult for us to meet our payment and other obligations under the Convertible Notes, the Senior Secured Notes or our other indebtedness;

•
result in other events of default under our Convertible Notes, Senior Secured Notes or our other indebtedness, which events of default could result in all of our debt becoming immediately due and payable;

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

Many members of Congress and President Trump have pledged to repeal the ACA. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate. President Trump also issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of burdensome provisions of the ACA to the maximum extent permitted by law. Although several attempts to repeal and replace the ACA failed to pass both houses of Congress, there is still uncertainty with respect to the impact President Trump’s administration and the Congress may have, if any, and any changes will likely take time to unfold. Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our products and product candidates. In addition, President Trump has indicated that reducing the price of prescription drugs will be a priority of his administration. The implementation of any price controls, caps on prescription drugs or price transparency requirements, whether at the federal level or state level, could adversely affect our business, operating results and financial condition.

If we or our collaborative partners are unable to obtain or maintain regulatory approval for our products, our raw materials or product candidates, we will be limited in our ability to commercialize our products, and our business will suffer.

The regulatory process is expensive and time consuming. Even after investing significant time and expenditures on clinical trials, we may not obtain regulatory approval of our product candidates. Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval, and the FDA may not agree with our methods of clinical data analysis or our conclusions regarding safety and/or efficacy. For example, the FDA may determine that data regarding our product candidate, cosyntropin depot, is not sufficiently compelling to warrant regulatory approval, and the FDA may require us to engage in additional clinical trials or provide further analysis, which may be costly and time-consuming. Significant clinical trial delays could impair our ability to commercialize our products and could allow our competitors to bring products to market before we do. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product.

Further, with respect to our approved products, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation and inspection, including compliance with FDA regulations governing current Good Manufacturing Practices (cGMP) or Quality System Regulation (QSR). The FDCA, the Controlled Substances Act of 1970 (CSA) and other federal and foreign statutes and regulations govern and influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In addition, we and our partners are also subject to ongoing DEA regulatory obligations, including annual registration renewal, security, record keeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. The failure to comply with these regulations could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, non-renewal of marketing applications or authorizations or criminal prosecution, which could adversely affect our business, results of operations and financial condition.

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

We have obtained product liability insurance for sales of our products and clinical trials currently underway, but:

•	we may be unable to maintain product liability insurance on acceptable terms;

•	we may be unable to obtain product liability insurance for future trials;

•	we may be unable to obtain product liability insurance for future products; or

•	our insurance may not provide adequate protection against potential liabilities (including pending and future claims relating to opioid litigation), or may provide no protection at all.

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

Each of NUCYNTA and NUCYNTA ER are opioid analgesics that contain tapentadol. Tapentadol is a regulated “controlled substance” under the Controlled Substances Act (CSA). The CSA establishes, among other things, certain registration, production quotas, security, record keeping, reporting, import, export and other requirements administered by the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule II substances being the pharmaceutical products that present the highest risk of abuse. Tapentadol is listed by the DEA as a Schedule II substance under the CSA. The manufacture, shipment, storage, sale and use, among other things, of controlled substances that are pharmaceutical products are subject to a high degree of regulation. For example, generally all Schedule II substance prescriptions must be written and signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

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

The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas for these activities. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Based on a variety of factors, including public policy considerations, the DEA may set the aggregate quota lower for tapentadol than the total amount requested by individual manufacturers. Although through our manufacturing partner we are permitted to ask the DEA to increase our manufacturer’s procurement quota after it is initially established, we cannot be certain that the DEA would act favorably upon such a request. In addition, our manufacturers obtain a procurement quota for tapentadol for all tapentadol products manufactured at their facility, which is allocated to NUCYNTA and NUCYNTA ER, as applicable, at the manufacturer’s discretion. If the available quota of tapentadol is insufficient to meet commercial demand or clinical needs, our business, results of operations and financial condition could be adversely affected. Further, during the 2016 presidential campaign, President Trump called for the DEA to restrict the amount of opioids that can be manufactured in the U.S. The DEA also recently proposed reducing the quota for controlled substances to be manufactured in the U.S. in 2018, although no changes to the 2018 quotas for tapentadol were recommended. Additionally, the DEA has proposed various changes to its process for setting production and procurement quota. Any delay or refusal by the DEA or our manufacturers in establishing the production or procurement quota or granting sufficient production or procurement quota to meet commercial demand, or any reduction by the DEA or our manufacturer in the allocated quota for tapentadol, could adversely affect the ability of Collegium to commercialize NUCYNTA and NUCYNTA ER and in turn adversely affect our business, results of operations and financial condition.

The FDA-mandated Risk Evaluation and Mitigation Strategy program may limit the commercial success of NUCYNTA ER and NUCYNTA.

NUCYNTA ER and NUCYNTA are subject to a FDA-mandated Opioid Analgesic Risk Evaluation and Mitigation Strategy (REMS) protocol. This REMS protocol requires opioid manufacturers to make training available to health care practitioners (and their patients) who practice pain management and prescribe immediate and extended release opioids concerning the safe use of opioid analgesics. The FDA-mandated REMS protocol may reduce the number of physicians, health care practitioners and pharmacies that are willing to prescribe opioid products including NUCYNTA ER and/or NUCYNTA, as well as the number of patients who are willing to use these products. Because of these factors, if Collegium is not able to successfully promote NUCYNTA ER and NUCYNTA, our business, results of operations and financial condition could be adversely affected.

The market price of our common stock historically has been volatile. Our results of operations may fluctuate and affect our stock price.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From December 31, 2015 through September 30, 2018, our stock price has ranged from $4.31 to $27.02 per share.

Factors affecting our operating results and that could adversely affect our stock price include:

•	the degree of commercial success and market acceptance of NUCYNTA and NUCYNTA ER achieved by Collegium;

•	the degree of commercial success and market acceptance of Gralise, CAMBIA and Zipsor achieved;

•	the current and future market conditions for short-acting and long-acting opioids;

•	filings and other regulatory or governmental actions, investigations or proceedings related to our products and product candidate and those of our commercialization and collaborative partners;

•	the outcome of the appeal of the court’s favorable ruling in our patent infringement litigation against the filers of ANDAs for NUCYNTA and NUCYNTA ER;

•	developments concerning proprietary rights, including patents, infringement allegations, inter party review proceedings and litigation matters;

•	legal and regulatory developments in the U.S.;

•	actions taken by industry stakeholders affecting the market for our products;

•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness;

•	our and our commercialization and collaborative partners’ compliance or non-compliance with legal and regulatory requirements and with obligations under our collaborative agreements;

•	our ability to successfully develop and execute our sales and marketing strategies;

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

•
variations in revenues obtained from commercialization and collaborative agreements, including contingent milestone payments, royalties, license fees and other contract revenues, including non-recurring revenues, and the accounting treatment with respect thereto;

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

We and our commercialization partners sell a significant amount of our products to a limited number of independent wholesale drug distributors. Three of our wholesale distributors represented 30%, 28% and 23% for the nine months ended September 30, 2018 and 36%, 27% and 26% for the year ended December 31, 2017, of our product shipments. If we, or our commercialization partners, were to lose the business of one or more of these distributors, if any of these distributors failed to fulfill their obligations, if any of these distributors experienced difficulty in paying us or our commercialization partners on a timely basis, or if any of these distributors negotiated lower pricing terms, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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

Commercialization and collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of such arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the commercialization or collaborative partners under these arrangements might breach the terms of their respective agreements or fail to maintain, protect or prevent infringement of the licensed patents or our other intellectual property rights by third parties. Moreover, negotiating commercialization and collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs. Any failure by our commercialization or collaborative partners to abide by the terms of their respective agreements with us, including their failure to accurately calculate, report or pay any royalties payable to us or a third party, may adversely affect our results of operations.

We may be unable to enter into future commercialization or collaborative arrangements on acceptable terms, and we may be unable to maintain our current commercialization arrangement with Collegium on acceptable terms, either of which could harm our ability to develop and commercialize our current and potential future products and technologies. If either we or Collegium seek to renegotiate the terms of the commercialization agreement, we may not be able to reach agreement on terms that are as favorable to us as the current terms, or at all. Other factors relating to collaborations that may adversely affect the commercial success of our products include:

•	any parallel development by a commercialization or collaborative partner of competitive technologies or products;

•	arrangements with commercialization or collaborative partners that limit or preclude us from developing products or technologies;

•	premature termination of a commercialization or collaboration agreement or the inability to renegotiate existing agreements on favorable terms; or

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

Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing other patents or intellectual property rights. We are not aware of any such intellectual property claims directly against us. The pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. Patents issued to third parties relating to sustained release drug formulations or particular pharmaceutical compounds could in the future be asserted against us, although we believe that we do not infringe any valid claim of any patents. For example, in February 2018 Purdue sued Collegium for infringement of three patents owned by Purdue that were issued in January 2018 and expire in 2022 arising from Collegium’s commercialization of the NUCYNTA franchise of products. If claims concerning any of our products were to arise and it was determined that these products infringe a third party’s proprietary rights, we or our commercial partners could be subject to substantial damages for past infringement or could be forced to stop or delay activities with respect to any infringing product, unless we or our commercial partner, as applicable, can obtain a license, or our product may need to be redesigned so that it does not infringe upon such third party’s patent rights, which may not be possible or could require substantial funds or time. Such a license may not be available on acceptable terms, or at all. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which could give our competitors access to the same intellectual property. In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

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

In November 2017 we acquired the exclusive rights to market cosyntropin depot (synthetic ACTH Depot) in the U.S. and Canada. Cosyntropin depot is a long-acting alcohol-free synthetic ACTH analogue. We expect that a New Drug Application (NDA) will be filed with the FDA for cosyntropin depot by year end.  The Company intends to file for a 505(b)(2) application for a diagnostic indication for suspected adrenocortical insufficiency.  As previously announced, the Company and its development partner began enrolling and dosing pediatric patients in a new clinical trial evaluating cosyntropin depot for the treatment of infantile spasms, a specific seizure type present in the infantile epilepsy spectrum, a rare pediatric disorder. The expected timing of the NDA filing and related approvals, the successful execution of the clinical trial and our overall strategy with regard to its application may not achieve the Company’s intended results. Our overall strategy to bring cosyntropin depot to market in the U.S. and Canada is subject to certain risks and uncertainties. The FDA may not accept our application for filing and, even if our application is accepted, it may not be successful. Further, if our product manufacturing processes or facilities do not satisfy regulatory requirements, FDA approval may not be granted. Even if we receive FDA approval for our intended diagnostic indication, the ability to commercialize the product for diagnostic use may not generate significant market share. In addition, despite our intentions to file an NDA by year end, potential modifications in our strategy intended to augment our chances at success may result in delaying such filing.

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

We have recently experienced a significant transition in our executive management team.

We recently experienced changes in our executive management team as we transitioned our corporate headquarters to Lake Forest, Illinois. If our newly appointed executive team is not able to timely develop, implement and execute successful business strategies and plans to maintain and increase our product revenues, our business, financial condition and results of operations will be materially and adversely affected. Moreover, the changes to our executive management team may result in disruption to the operation of our business. While our Chief Executive Officer and newly appointed executive officers have significant industry-related experience, it may take time for the team to become fully integrated. Any delay in the integration of our executive management team could affect our ability to develop, implement and execute our business strategies and plans, which could have a material adverse effect on our business, financial condition and results of operations.

Further, with our new executive team, the future business strategies and plans of the Company may differ materially, or may continue to evolve, from those we previously pursued. If our business strategies and plans, including our commercialization arrangement with Collegium, cause disruption in our business or operations or do not achieve the level of success or results we anticipate, our business, financial condition and results of operations will be materially and adversely affected.

Our ability to successfully manage our business following our headquarters relocation depends on our ability to successfully transition institutional knowledge and to successfully attract and retain qualified personnel at our new location.

We relocated our corporate headquarters from Newark, California to Lake Forest, Illinois in the third quarter of 2018 and have reduced our staff throughout 2018. Although our relocation and transition is substantially complete, there may be continued costs and delays associated with relocation and such costs may exceed our projections. Further, with our transition, we may face challenges in maintaining the continuity of our operations and historical knowledge. Management may be required to devote substantial time to transitioning institutional knowledge, which time could otherwise be devoted to focusing on ongoing business operations and other initiatives and opportunities. Our business could also be materially adversely affected if we are unable to retain key employees or recruit qualified personnel in a timely fashion, or if we are required to incur unexpected compensation costs to retain key employees. Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

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

Provisions in our Certificate of Incorporation and Bylaws might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the market price of our common stock.

Certain provisions of our governing documents could discourage a third party from acquiring, or make it more difficult for a third party to acquire, control of our company without the approval of our Board of Directors. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain provisions allow the Board of Directors to authorize the issuance of preferred stock with rights superior to those of the common stock.

Our Bylaws provide that, under specified circumstances, stockholders can call a special meeting of stockholders. The Bylaws also supplement the advanced notice requirements and procedures for the submission by stockholders of nominations for the Board of Directors and of other proposals to be presented at stockholder meetings, and provide that the exclusive forum for any stockholder to bring any internal corporate claims (such as derivative actions and claims asserting a breach of fiduciary duty) shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the Superior Court of the State of Delaware, or if such court does not have jurisdiction, another state court or a federal court located within the State of Delaware).

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

ITEM 6. EXHIBITS

2.1
Agreement and Plan of Merger, dated August 10, 2018, by and between Depomed Inc., a California corporation and Assertio Therapeutics, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K12B filed on August 15, 2018)

3.1	Certificate of Merger effective August 14, 2018 at 11:59 p.m. Eastern (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K12B filed on August 15, 2018)
3.2	Certificate of Incorporation of Assertio Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K12B filed on August 15, 2018)
3.3	Bylaws of Assertio Therapeutics, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K12B filed on August 15, 2018)
3.4	Specimen Common Stock Certificate of Assertio Therapeutics, Inc. (incorporated by reference to Exhibit 3.4 to the Company's Current Report on Form 8-K12B filed on August 15, 2018)
4.1
Second Supplemental Indenture, dated August 14, 2018, by and between Assertio Therapeutics, Inc., a Delaware corporation, and the Bank of New York Melon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K12B filed on August 15, 2018)

10.1
Waiver, Consent and Third Amendment to Note Purchase Agreement and Partial Release of Security Interest, dated August 2, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 2, 2018)

10.2	Consent to Note Purchase Agreement and Assumption Agreement dated August 14, 2018. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K12B filed on August 15, 2018)
10.3	Form of Indemnification Agreement of Assertio Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K12B filed on August 15, 2018)
10.4
Form of Amended and Restated Management Continuity Agreement of Assertio Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K12B filed on August 15, 2018)

10.5	Amended and Restated 2004 Employee Stock Purchase Plan
10.6	Second Amended and Restated 2004 Equity Incentive Plan
10.7	Amended and Restated 2014 Omnibus Incentive Plan
10.8	Form of Equity Award Documents under Amended and Restated 2014 Omnibus Incentive Plan
10.9	Form of Equity Award Documents for Inducement Grants
10.10	Settlement Agreement, dated as of August 28, 2018, by and among the Company, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc.
10.11	Amendment No. 2, to Commercialization Agreement, dated as of August 29, 2018, by and among the Company, Collegium Pharmaceutical, Inc. and Collegium NF, LLC
10.12
Amendment No. 3 to Commercialization Agreement, dated November 8, 2018, by and among Assertio Therapeutics, Inc., Collegium Pharmaceutical, Inc., and Collegium NF, LLC. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 8, 2018)

10.13
Consent, dated November 8, 2018, by and among Assertio Therapeutics, Inc., certain purchasers and Deerfield Private Design Fund III, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 8, 2018)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T
_______________________________________________________
(*)    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018	ASSERTIO THERAPEUTICS, INC.

/s/ Arthur J. Higgins
Arthur J. Higgins
President and Chief Executive Officer

/s/ Phillip B. Donenberg
Phillip B. Donenberg
Senior Vice President and Chief Financial Officer