Form 10-K
period 2018-12-31
Assertio Therapeutics, Inc
filed 2019-03-11
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: to
Commission File Number: 001‑13111

ASSERTIO THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94‑3229046 (I.R.S. Employer Identification No.)
100 South Saunders Road, Suite 300, Lake Forest, Illinois (Address of Principal Executive Offices)	60045 (Zip Code)
Registrant’s telephone number, including area code: (224) 419‑7106
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non‑affiliates of the registrant, computed by reference to the closing price as reported on the Nasdaq Stock Market as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $423.2 million.
The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of March 1, 2019 was 64,263,988.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant’s 2018 fiscal year.

ASSERTIO THERAPEUTICS, INC.
FORM 10‑K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

2

NOTE REGARDING FORWARD‑LOOKING STATEMENTS

Statements made in this Annual Report on Form 10‑K that are not statements of historical fact are forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward‑looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward‑looking statements. Forward‑looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward‑looking statements. Forward‑looking statements include, but are not necessarily limited to, those relating to:

•	the commercial success and market acceptance of our products and product candidate, long-acting cosyntropin;

•	the success of Collegium Pharmaceutical, Inc. (Collegium) in commercializing NUCYNTA® ER and NUCYNTA®;

•
the reversal or any successful appeal of the court’s favorable ruling in our patent infringement litigation against the filers of Abbreviated New Drug Applications (each, an ANDA) to market generic versions of NUCYNTA ER and NUCYNTA in the United States (U.S.);

•	any additional patent infringement or other litigation, investigation or proceeding that may be instituted related to us or any of our products, product candidates or products we may acquire;

•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness and our compliance with the terms and conditions of the agreements governing our indebtedness;

•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements related to the development or promotion of pharmaceutical products in the U.S.;

•	our plans to acquire, in-license or co-promote other products;

•	the results of our research and development efforts including clinical studies relating to our product candidates, including long-acting cosyntropin;

•	approval of regulatory filings, including filings for long-acting cosyntropin;

•	our ability to raise additional capital, if necessary;

•	our ability to successfully develop and execute our sales and marketing strategies;

•
variations in revenues obtained from commercialization and collaborative agreements, including contingent milestone payments, royalties, license fees and other contract revenues, including non-recurring revenues, and the accounting treatment with respect thereto;

•	our collaborative partners’ compliance or non-compliance with obligations under our collaboration agreements;

•
the outcome of both our opioid-related investigations, our opioid-related litigation brought by state and local governmental entities and private parties, and our insurance litigation, and the costs and expenses associated therewith;

•	the regulatory strategy for long-acting cosyntropin and both our and our collaborative partner’s ability to successfully develop and execute such strategy; and

•	our ability to attract and retain key executive leadership following our restructuring and office relocation.
Factors that could cause actual results or conditions to differ from those anticipated by these and other forward‑looking statements include those more fully described in “ITEM 1A. RISK FACTORS” and elsewhere in this Annual Report on Form 10‑K. Forward looking statements are made as of the date of this report. Except as required by law, we assume no obligation to update any forward‑looking statement, or to revise any forward‑looking statement to reflect events or developments occurring after the date of this Annual Report on Form 10‑K, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward‑looking statement.

PART I

ITEM 1.  BUSINESS

Our Company

Assertio Therapeutics, Inc. (Assertio or the Company) is a specialty pharmaceutical company focused on neurology, orphan and specialty medicines. Our current specialty pharmaceutical business includes the following three products which we market in the United States (U.S.):

•	Gralise® (gabapentin), a once daily product for the management of postherpetic neuralgia (PHN), that we launched in October 2011.

•	CAMBIA® (diclofenac potassium for oral solution), a non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks, that we acquired in December 2013.

•	Zipsor® (diclofenac potassium liquid filled capsules), a non-steroidal anti-inflammatory drug for the treatment of mild to moderate acute pain, that we acquired in June 2012.

We also have the exclusive rights to market long-acting cosyntropin (synthetic adrenocorticotropic hormone, or ACTH) in the U.S. and Canada. Long-acting cosyntropin is an alcohol-free formulation of a synthetic analogue of ACTH. In February 2019, notification of acceptance for filing was received from the U.S. Food and Drug Administration (FDA) for our 505(b)(2) New Drug Application (NDA) for our novel injectable formulation of long-acting cosyntropin. We, together with our development partner, seek approval for the use of this product as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency.

We maintain a Commercialization Agreement with Collegium Pharmaceutical, Inc. (Collegium) pursuant to which we granted Collegium the right to commercialize the NUCYNTA® franchise of pain products in the United States. Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We receive a royalty on all NUCYNTA revenues based on certain net sales thresholds.

Corporate Information

The address of our Internet website is http://www.assertiotx.com. We make available, free of charge through our website or upon written request, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

Assertio was formerly known as Depomed, Inc. and was originally incorporated in California in August 1995. On August 14, 2018 (Effective Time), we reincorporated from California to Delaware and changed our name to Assertio Therapeutics, Inc. In connection with this name change, our common stock began trading under the ticker symbol “ASRT.” The use of the terms “Company,” “we,” “our” and “us” in this filing refers to Depomed any time prior to the Effective Time and to Assertio any time after the Effective Time.

Our Strategy

Our business strategy is based on three pillars: Maintain, Grow and Build. We intend to “Maintain” our NUCYNTA franchise of pain products through our Commercialization Agreement with Collegium. We intend to “Grow” our neurology, orphan and specialty medicine business through organic and inorganic growth. We intend to “Build” a portfolio of high-value products positioned to address the needs of patients, physicians and payers.

Our Business Operations

As of December 31, 2018, our revenues were generated primarily from the following products.

Products

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

Zipsor (Diclofenac Potassium Liquid‑Filled Capsules)

Zipsor is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor in June 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne). We began shipping and recognizing product sales on Zipsor in June 2012.

NUCYNTA ER (Tapentadol Extended Release Tablets) and NUCYNTA IR (NUCYNTA) (Tapentadol)

NUCYNTA ER is an extended release version of tapentadol that is indicated for the management of pain severe enough to require daily, around‑the‑clock, long term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternate treatment options are inadequate. NUCYNTA is an immediate release version of tapentadol that is indicated for the management of moderate to severe acute pain in adults. We acquired the U.S. rights to NUCYNTA ER and NUCYNTA from Janssen Pharmaceuticals, Inc. (Janssen Pharma) and began shipping and recognizing product sales on NUCYNTA ER and NUCYNTA in April 2015. We began commercial promotion of NUCYNTA ER and NUCYNTA in June 2015.

In December 2017, we entered into a Commercialization Agreement with Collegium, which we amended in November 2018. Pursuant to the Commercialization Agreement, we granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the United States. Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $132.0 million for the year ended December 31, 2018. Beginning in 2019, we will receive royalties based on certain annual NUCYNTA net sales thresholds for future years. Both we and Collegium may terminate the Commercialization Agreement under certain circumstances; however, Collegium may not terminate the agreement prior to the end of 2021. Additionally, we retained certain rights to co-promote NUCYNTA products, subject to providing advanced notice to Collegium. See “Item 8. Financial Statements and Supplementary Data - Note 4. Revenue” for additional information regarding the terms of the Commercialization Agreement.

The following table shows sales for each of the above-described products over each of the past three fiscal years.

(Dollars in Millions)
Products	2018	2017	2016

Gralise	$58.1	$77.0	$88.4

CAMBIA	$35.8	$31.6	$31.3

Zipsor	$16.4	$16.7	$27.5

NUCYNTA ER and NUCYNTA
Product Sales (1)	$18.9	$239.5	$281.3
Commercialization Agreement (2)	$155.7	$0	$0

Lazanda (3)	$0.8	$15.0	$26.5
_________________

(1)
NUCYNTA ER and NUCYNTA product sales for 2018 reflect our sales of NUCYNTA between January 1 and January 8, 2018. See “Item 8. Financial Statements and Supplementary Data - Note 4. Revenue” for additional information.

(2)
NUCYNTA ER and NUCYNTA royalties from Collegium reflect royalties earned and inventory sold pursuant to the Commercialization Agreement after January 8, 2018. See “Item 8. Financial Statements and Supplementary Data - Note 4. Revenue” for additional information.

(3)
In November 2017, we entered into agreements with Slán Medicinal Holdings Limited and certain of its affiliates (Slán) pursuant to which Slán acquired our rights to Lazanda. Lazanda nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age and older) who are already routinely taking other opioid pain medicines around‑the‑clock for cancer pain. We acquired Lazanda in July 2013 from Archimedes Pharma US Inc. and its affiliated companies.

Product Candidates

Long-Acting Cosyntropin. In November 2017, we entered into definitive agreements with Slán Medicinal Holdings Limited and certain of its affiliates (Slán) pursuant to which we acquired Slán’s rights to market the specialty drug long-acting cosyntropin (synthetic ACTH) in the U.S. and Canada. In February 2019, notification of acceptance for filing was received from the FDA for our 505(b)(2) NDA for our novel injectable formulation of long-acting cosyntropin. We, together with our partner, West, seek approval for the use of this product as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency.

Collaboration and License Agreement with Ironwood Pharmaceuticals, Inc. (Ironwood)

In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW 3718, an Ironwood product candidate under evaluation for refractory GERD. During the second quarter of 2018, we received a $5.0 million milestone payment related to the dosing of the first patient in a Phase 3 trial. We will receive additional contingent milestone payments upon the occurrence of certain development milestones and royalties on net sales of the product, if approved.

PDL BioPharma, Inc. (PDL) Royalty Purchase and Sale Agreement

In October 2013, pursuant to the terms and conditions of a Royalty Purchase and Sale Agreement with PDL (Royalty Purchase Agreement), we sold to PDL our right to receive royalty, milestone and other specified payments arising on and after October 2013 under each of the following license agreements relating to our Acuform technology in the Type 2 diabetes therapeutic area: (i) the License and Services Agreement, effective as of March 4, 2011, with Boehringer Ingelheim International GMBH (BI) relating to potential future development milestones and sales of BI’s investigational fixed-dose combinations of drugs and extended-release metformin worldwide; (ii) the License Agreement, effective as of August 5, 2010, with Janssen Pharmaceutica N.V. (Janssen) relating to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin worldwide; (iii) the Non-Exclusive License, Covenant Not to Sue and Right of Reference Agreement, effective as of July 21, 2009, with Merck & Co., Inc. relating to sales of Janumet XR® (sitagliptin and metformin HCL extended-release) worldwide; (iv) the Commercialization Agreement, effective as of August 22, 2011, with Santarus, Inc. relating to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (v) the Amended License Agreement, effective as of January 9, 2007, with LG Life Sciences Ltd. relating to sales of extended-release metformin in Korea; and (vi) the Amended and Restated License Agreement (Extended Release Metformin Formulations — Canada), dated as of December 13, 2005, with Biovail Laboratories International SRL relating to sales of extended-release metformin in Canada. Under the Royalty Purchase Agreement, PDL was entitled to receive all payments due under such license agreements until PDL received $481 million, after which all net payments received were to be shared evenly between us and PDL. In August 2018, we amended the Royalty Purchase Agreement and sold our remaining interest in such payments to PDL for $20.0 million.

Segment and Customer Information

We maintain one operating segment and have operations solely in the United States. To date, substantially all of our revenues from product sales are related to sales in the United States.

The three large, national wholesale distributors represent the vast majority of our product sales and represented the percentages of product shipments and consolidated revenue for the years ended December 31, 2018, 2017 and 2016 set forth below. Further, as described above, we entered into a Commercialization Agreement with Collegium pursuant to which we granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the United States, effective January

9, 2018. We receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, which royalties represented the following percentage of consolidated revenue for the years ended December 31, 2018, 2017 and 2016.

	Consolidated Revenue			Accounts Receivable related to product shipments
	2018	2017	2016	2018	2017	2016

McKesson Corporation	14%	36%	36%	28%	41%	39%
AmerisourceBergen Corporation	13%	27%	27%	28%	27%	33%
Cardinal Health	11%	26%	25%	32%	23%	20%
Collegium	55%	—%	—%	—%	—%	—%
All others	7%	11%	12%	12%	9%	8%
Total	100%	100%	100%	100%	100%	100%

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

Our neurology sales organization includes approximately 90 full time sales representatives, approximately half of whom are our employees and the balance of whom are employees of a contract sales organization. Our neurology sales force primarily calls on neurologists, pain specialists and primary care physicians, and their affiliated physician assistants and nurse practitioners, throughout most of the United States. Our marketing organization is comprised of professionals who have developed a variety of marketing techniques and programs to promote our products, including promotional materials, industry publications, advertising and other media.

Seasonality

Our product revenues for Gralise, CAMBIA and Zipsor have historically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year. This variation is influenced by both wholesaler buying patterns and the reset of annual limits on deductibles and out-of-pocket costs of many health insurance plans and government programs at the beginning of each calendar year. For additional information, please also refer to “Item 1A, Risk Factors - Our product revenues have historically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year, which may cause our stock price to decline.”

Manufacturing

Our facility is used for office purposes. No commercial manufacturing takes place at our facility.

We are responsible for the supply and distribution of our marketed products. We have manufacturing and supply agreements with sole commercial suppliers for each of our marketed products, as follows: for Gralise, with Patheon Puerto Rico Inc. (Patheon); for CAMBIA, with MiPharm, S.p.A. (MiPharm); for Zipsor, with Catalent Ontario Limited (Catalent); for NUCYTNA ER, with an affiliate of Janssen Pharma; and for NUCYNTA, with Halo Pharmaceutical, Inc. (Halo).

We have one qualified supplier for the active pharmaceutical ingredient in each of our marketed products.  We have supply agreements with the suppliers of the active pharmaceutical ingredients in each of our marketed products. We also obtain polyethylene oxide, one of the excipients common to Gralise and products under development by our partners. We currently have no long term supply arrangement with respect to polyethylene oxide.

For additional information regarding our manufacturing, please also refer to “Item 1A, Risk Factors - We depend on third parties that are single source suppliers to manufacture our products. If these suppliers are unable to manufacture and supply our products, or if there is insufficient availability of our products or the raw materials necessary to manufacture our products, our business will suffer.”

Intellectual Property

Our Trademarks

Assertio™, Depomed®, NUCYNTA®, Gralise®, CAMBIA®, Zipsor® and Acuform® are trademarks of Assertio. All other trademarks and trade names referenced in this Annual Report on Form 10 K are the property of their respective owners.

Our Patents and Proprietary Rights

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
7,884,095 (February 24, 2029)
7,939,518 (February 24, 2029)
8,110,606 (February 24, 2029)
8,623,920 (February 24, 2029)
6,287,594 (January 15, 2019)
9,561,200 (February 24, 2029)
CAMBIA®	7,759,394 (June 16, 2026) (1)
8,097,651 (June 16, 2026) (1)
8,927,604 (June 16, 2026) (1)
9,827,197 (June 16, 2026)

(1) Subject to six‑month pediatric patent term extension beyond scheduled expiration date. (2) Patent rights are exclusively in‑licensed by us.

Our success will depend in part on our ability to obtain and maintain patent protection for our products and technologies. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology. In addition to those patents noted on the above table, we have one patent application pending in the U.S. Our pending patent application may lack priority over other applications or may not result in the issuance of a patent. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know how. These confidentiality agreements may not be effective in certain cases. In addition, our trade secrets may otherwise become known or be independently developed by competitors. For further information regarding risks associated with the protection of our intellectual property rights, please also refer to “Item 1A, “Risk Factors - We may be unable to protect our intellectual property and may be liable for infringing the intellectual property of others.” For information regarding currently pending litigation related to intellectual property matters, please also refer to “Item 8. Financial Statements and Supplementary Data - Note 12. Commitments and Contingencies.”

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

Gralise.  Gabapentin is currently sold by Pfizer Inc. (Pfizer) as Neurontin® and by several generic manufacturers for adjunctive therapy for partial onset seizures and for the management of PHN (postherpetic neuralgia). In addition, Pfizer’s product Lyrica® (pregabalin) has been approved for marketing in the United States for the management of PHN, neuropathic pain associated with DPN (diabetic peripheral neuropathy), neuropathic pain associated with spinal cord injury, fibromyalgia, and adjunctive therapy in partial onset seizures. In January 2018, Pfizer began to sell Lyrica® CR a controlled release formulation of Lyrica® for neuropathic pain associated with DPN and for PHN. Gralise competes against these products and other neuropathic pain treatments, such as anti-depressants, anti-convulsants, local anesthetics used as regional nerve blockers, anti-arrhythmics and opioids. Arbor Pharmaceutical, LLC.’s Horizant™ (gabapentin enacarbil extended-release tablets) product, a prodrug of gabapentin, is also marketed for the management of PHN in the U.S. as well as for Restless Leg Syndrome.

CAMBIA.  Diclofenac, the active pharmaceutical ingredient in CAMBIA, is a NSAID approved in the United States for the acute treatment of migraine in adults. CAMBIA competes with a number of triptans which are used to treat acute migraine and certain other headaches. Currently, eight triptans are available generically and sold in the United States (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan and zolmitriptan). Branded competitors include Zomig® Nasal Spray, Onzetra®, Xsail®, Sumavel®, Zembrace™ SymTouch™ and Treximet®, which is a fixed dose combination product containing sumatriptan and naproxen. There are other products prescribed for or under development for the treatment or prevention of migraines that are now or may become competitive with CAMBIA, including calcitonin gene-related peptide (CGRP) inhibitor products.

Zipsor.  Diclofenac, the active pharmaceutical ingredient in Zipsor, is a NSAID that is approved in the United States for relief of mild to moderate acute pain. Both branded and generic versions of diclofenac are marketed in the United States. Zipsor competes against other drugs that are widely used to treat mild to moderate acute pain. In addition, a number of other companies are developing NSAIDs in a variety of dosage forms for the treatment of mild to moderate pain and related indications. Other drugs are in clinical development to treat acute pain.

NUCYNTA ER (tapentadol extended release tablets).  NUCYNTA ER competes against other long‑acting opioid medications. Those include, among others: OxyContin® (oxycodone hydrochloride extended‑release tablets); Butrans® (buprenorphine); Belbuca™ (buprenorphine buccal film); Hysingla® ER (hydrocodone bitartrate); Xtampza® ER (oxycodone); Zohydro® ER (hydrocodone bitartrate); Embeda® (morphine sulfate and naltrexone hcl); Arymo® ER (morphine sulfate); MorphaBond™ ER (morphine sulfate); and numerous generically available long‑acting opioids. New products continue to be developed and approved, such as Pfizer’s Troxyca, Teva’s Vantrela and Daiichi-Sankyo’s RoxyBond.

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

Some of the products we have developed have been submitted for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetics Act (FDCA), which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch‑Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For instance, the NDA for Gralise relies on the FDA’s prior approval of Neurontin® (gabapentin), the immediate release formulation of gabapentin initially approved by the FDA.

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

The results of preclinical and clinical testing are submitted to the FDA in the form of an NDA, for approval prior to commercialization. An NDA requires that our products are compliant with current good manufacturing practices (cGMP). Failure to achieve or maintain cGMP standards for our products would adversely impact their marketability.

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

Controlled Substances

Tapentadol (Federal and State). The U.S. Drug Enforcement Administration (DEA) is the federal agency responsible for domestic enforcement of the Controlled Substances Act of 1970 (CSA).  The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have high potential for abuse, no currently accepted medical use in the United States and lack accepted safety for use under medical supervision, and may not be marketed or sold in the United States. Except for research and industrial purposes, a pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Tapentadol, the active ingredient in NUCYNTA and NUCYNTA ER, is listed by the DEA as a Schedule II substance under the CSA. Consequently, its manufacture, shipment, storage, sale and use are subject to a high degree of regulation.

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

The availability and production of all Schedule II substances, including tapentadol, is limited by the DEA through a quota system that includes a national aggregate quota, production quotas for individual manufacturers and procurement quotas that authorize the procurement of specific quantities of Schedule II controlled substances for use in drug product manufacturing. The DEA annually establishes an aggregate quota for total tapentadol production in the U.S. based on the DEA’s estimate of the quantity needed to meet commercial and scientific need. The aggregate quota of tapentadol that the DEA allows to be produced in the U.S. is allocated among applicable individual drug manufacturers, which must submit applications at least annually to the DEA for individual production quotas. In turn, the manufacturers of NUCYNTA and NUCYNTA ER, which are third party contract manufacturers, have to obtain a procurement quota to source tapentadol for the production of NUCYNTA and NUCYNTA ER.

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

Individual states also regulate controlled substances, and we, as well as our third party active pharmaceutical ingredient suppliers and manufacturers, are subject to such regulation by several states with respect to the manufacture and distribution of these products.

Gabapentin (State). There has been recent regulatory attention focused on gabapentin as a result of a perceived risk of the compound being used as a potentiator for opioid abuse. Although gabapentin is neither an opioid nor classified as a controlled substance by the DEA, as a result of the perceived risks relating to opioid abuse, several states (Tennessee, West Virginia, Kentucky and Michigan) have scheduled gabapentin as a Schedule V substance.  As a result, we, as well as our third party active pharmaceutical ingredient suppliers and manufacturers, are subject to regulation by these states with respect to the manufacture and distribution of Gralise (gabapentin).

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

For additional information and risks regarding the above described government regulations, please also refer to “Item 1A, Risk Factors.”

Employees

As of December 31, 2018, we had 116 full‑time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our retained employees are good.

ITEM 1A.  RISK FACTORS

In addition to other information in this report, the following factors should be considered carefully in evaluating an investment in our securities. If any of the risks or uncertainties described in this Form 10‑K actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties described below have been grouped under general risk categories, one or more of which categories may be applicable to the risk factor described. The risks and uncertainties described in this Form 10‑K are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

Risks Related to Commercial, Regulatory and Other Business Matters
We rely on Collegium Pharmaceutical Inc. to commercialize NUCYNTA and NUCYNTA ER and their failure to successfully commercialize these products could have a material adverse effect on our business, financial condition and results of operations.
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

•
the outcome of the appeal of the court’s ruling in our litigation against the Abbreviated New Drug Application (ANDA) filers seeking to prevent such ANDA filers from marketing a generic version of NUCYNTA and NUCYNTA ER in the U.S.;

•	Collegium may experience financial difficulties;

•	Collegium may fail to comply with its obligations under our commercialization and related agreements; or

•	Collegium’s involvement in governmental investigations and inquires or lawsuits and the disposition of such proceedings.

Any of the preceding factors could affect Collegium’s commitment to, and ability to perform, its obligations under the commercialization agreement, which, in turn could adversely affect the commercial success of NUCYNTA and NUCYNTA ER. Any failure by Collegium to successfully commercialize NUCYNTA and NUCYNTA ER could have a material adverse effect on our business, financial condition and results of operations.

If our commercialization agreement with Collegium terminates, we may not succeed in commercializing NUCYNTA and NUCYNTA ER on our own or through an alternative commercialization partner.

Our agreement with Collegium grants each party specified termination rights. If the agreement is terminated, we may either perform commercialization activities relating to NUCYNTA and NUCYNTA ER on our own or identify and collaborate with another commercialization partner. Both alternatives would result in us incurring greater expenses and could cause a disruption in the commercialization of the products while we expand our commercial operations or seek an alternative commercialization partner, which disruption could lead to a loss of market share and decreased demand for the products. If we elect to increase our expenditures to fund commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all, or which may not be possible due to our other financing arrangements. If we elect to seek another commercialization partner, we may be unsuccessful in identifying a satisfactory partner or, if we do successfully identify a partner, we may be unable to negotiate a new commercialization agreement on acceptable terms, or at all.

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

In October 2011, we began commercial sales of Gralise. In June 2012, we acquired Zipsor and began commercial promotion of Zipsor in July 2012. In December 2013, we acquired CAMBIA and began commercial promotion of CAMBIA in February 2014. In addition to the risks discussed elsewhere in this section, our ability to successfully commercialize and generate revenues from Gralise, CAMBIA and Zipsor, depends on a number of factors, including, but not limited to, our ability to:

•	develop and execute our sales and marketing strategies for our products;

•	achieve, maintain and grow market acceptance of, and demand for, our products;

•	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third party payers;

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

We depend on one qualified supplier for the active pharmaceutical ingredient in each of our products, and we depend on third parties that are single source suppliers to manufacture our products. If there is insufficient availability of our products or the active pharmaceutical ingredients and other raw materials necessary to manufacture our products, or if our suppliers are unable to manufacture and supply our products, our business will suffer.

We have one qualified supplier for the active pharmaceutical ingredient in each of NUCYNTA ER, NUCYNTA, CAMBIA, Zipsor and Gralise. An affiliate of Janssen Pharma is currently the sole supplier of NUCYNTA ER pursuant to a manufacturing supply agreement we entered into with such entity in April 2015. Halo Pharmaceutical, Inc. (Halo) is the sole supplier of NUCYNTA pursuant to a manufacturing supply agreement we entered into with Halo in June 2017. Patheon Puerto Rico Inc. (Patheon) is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011. Catalent Ontario Limited (Catalent) is our sole supplier for Zipsor pursuant to a manufacturing agreement we entered into with Catalent effective June 30, 2018. MiPharm, S.p.A is our sole supplier for CAMBIA pursuant to a manufacturing and supply agreement that we assumed in connection with our acquisition of CAMBIA in December 2013. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for commercialization and clinical trials. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to obtain such products on a timely or competitive basis, if at all. Any stock out, or failure to obtain sufficient supplies of NUCYNTA or NUCYNTA ER, or the necessary active pharmaceutical ingredients, excipients or components necessary to manufacture NUCYNTA or NUCYNTA ER, would adversely affect Collegium’s ability to commercialize such products, which would adversely affect our results of operations and financial condition. Any stock out, quality concern or failure to obtain sufficient supplies of Gralise, CAMBIA, or Zipsor, or the necessary active pharmaceutical ingredients, excipients or components from our suppliers would adversely affect our business, results of operations and financial condition.

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

The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We, our third party manufacturers and our suppliers are subject to numerous regulations, including current FDA regulations governing manufacturing processes, stability testing, record keeping, product serialization and quality standards. Similar regulations are in effect in other countries. Our third party manufacturers and suppliers are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any third party manufacturer or supplier fails to perform as required or fails to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver adequate supplies of our products to our customers on a timely basis, or to continue our clinical trials could be adversely affected. The manufacturing processes of our third party manufacturers and suppliers may also be found to violate the proprietary rights of others. To the extent these risks materialize and adversely affect such third party manufacturers’ performance obligations to us, and we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers or suppliers, our business, results of operation and financial condition could be adversely affected.

Our commercialization, collaborative and other arrangements may give rise to disputes over commercial terms, contract interpretation and ownership or protection of our intellectual property and may adversely affect the commercial success of our products.

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

In addition, contract disputes with customers or other third parties may arise from time to time. Our commercialization or collaborative partners, or customers or other third parties, may also terminate their relationships with us or otherwise decide not to proceed with development, commercialization or purchase of our products.
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

Branded gabapentin is currently sold by Pfizer as Neurontin for adjunctive therapy for partial onset epileptic seizures and for the management of PHN. Pfizer’s basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. In addition to receiving approval for marketing to treat neuropathic pain associated with DPN, Lyrica (pregabalin) has also been approved for marketing in the U.S. for the treatment of post herpetic pain, fibromyalgia, adjunctive therapy for partial onset epileptic seizures, and nerve pain associated with spinal cord injury and has captured a significant portion of the market. Moreover, generic versions of Lyrica (pregabalin) are expected to be available as early as 2019. In January 2018, Pfizer began to sell Lyrica CR (pregabalin extended-release tablets), a once-daily treatment for the management of DPN and PHN. Arbor Pharmaceuticals, LLC’s Horizant (gabapentin enacarbil extended-release tablets) is approved for the management of PHN and Restless Leg Syndrome. There are other products prescribed for or under development for PHN which are now or may become competitive with Gralise.

An alternate formulation of diclofenac is the active ingredient in CAMBIA that is approved in the U.S. for the acute treatment of migraines in adults. CAMBIA competes with a number of triptans that are used to treat migraines and certain other headaches. Currently, eight triptans are available generically and sold in the United States (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan and zolmitriptan). Branded competitors include Zomig Nasal Spray, Onzetra, Xsail, Sumavel, Zembrace SymTouch and Treximet, which is a fixed-dose combination product containing sumatriptan and naproxen. There are other products prescribed for or under development for the treatment or prevention of migraines that are now or may become competitive with CAMBIA, including CGRP inhibitor products.

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

Tapentadol, the active pharmaceutical ingredient in NUCYNTA and NUCYNTA ER, is a proprietary opioid analgesic that is marketed in the U.S. by our commercialization partner Collegium. NUCYNTA and NUCYNTA ER compete with a number of branded and generic products that are widely used to treat moderate to severe pain, including neuropathic pain associated with DPN, and acute pain, respectively. These products include OxyContin® (oxycodone hydrochloride extended-release tables), which is owned by Purdue and is approved for marketing in the U.S. for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. OxyContin® has achieved significant levels of market acceptance. Unlike NUCYNTA ER, a number of long- acting opioids have product labelling related to their abuse deterrent properties, which may put NUCYNTA ER at a competitive disadvantage. There are also a number of branded and generic short and long acting opioids, including oxycodone, oxymorphone, fentanyl patch, morphine, buprenorphine patch, tramadol, hydrocodone and hydromorphone, which have received approval and are marketed in the U.S. for the treatment of moderate to severe pain, including chronic and acute pain. More opioid development and launches of both generics and brands are expected to continue. For example, Butrans (promoted by Purdue) has been facing generic entrants since June 2017. In addition, Pfizer’s new opioid Troxyca ER was approved in 2016, but has not yet launched. Teva’s Vantrela ER was approved in 2017, but has not yet launched. Inspirion received approval for MorphaBond™ ER (morphine sulfate) and RoxyBond (oxycodone HCL). MorphaBond launched in the fourth quarter of 2017 and RoxyBond had a marketing start date of January 2018. Lyrica (pregabalin), which is marketed by Pfizer, is approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. In January 2018, Pfizer began to sell Lyrica CR (pregabalin extended-release tablets), a once-daily treatment for the management of DPN and PHN. Branded and generic versions of duloxetine and lidocaine have also been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. There are a number of other products and treatments prescribed for, or under development for, the management of chronic and acute pain, including neuropathic pain associated with DPN, which are now or may become competitive with NUCYNTA and NUCYNTA ER. Further, in light of the FDA’s efforts to spur the development of non-opioid medications for chronic pain, we expect that additional other competitive products and treatments may be developed and commercialized.

If we or our commercialization partner are unable to negotiate acceptable pricing or obtain adequate reimbursement for our products from third party payers, our business will suffer.

Sales of our products depend significantly on the availability of acceptable pricing and adequate reimbursement from third party payers such as:

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

Third party payers frequently require pharmaceutical companies to negotiate agreements that provide discounts or rebates from list prices and that protect the payers from price increases above a specified annual limit. We and our commercialization partner have agreed to provide such discounts and rebates to certain third party payers. We expect increasing pressure to offer larger discounts and rebates or discounts and rebates to a greater number of third party payers to maintain acceptable reimbursement levels for and access to our products for patients at co-pay levels that are reasonable and customary. Consolidation among large third party payers may increase their leverage in negotiations with pharmaceutical companies. If we or our commercialization partner are forced to provide additional discounts and rebates to third party payers to maintain acceptable access to our products for patients, our results of operations and financial condition could be adversely affected. If third party payers do not accurately and timely report the eligibility and utilization of our products under their plans, our reserves for rebates or other amounts payable to third party payers may be lower than the amount we are invoiced and we may be required to dispute the amount payable, which would adversely affect our business, financial condition and results of operations. For example, we have had, and continue to have, disputes with managed care providers over rebates related to our products. Even when rebate claims made by such managed care providers are without merit, we may be forced to pay such disputed amounts to the extent our failure to do so could otherwise adversely impact our business, such as our ability to maintain a favorable position on such provider’s formulary. In addition, if competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations. The process for determining whether a third party payer will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that such third party payer will pay for the product once coverage is approved. Third party payers may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, including one or more of our products. Any third party payer decision not to approve pricing for, or provide adequate coverage and reimbursement of, our products, including by reducing, limiting or denying reimbursement for new products or excluding products that were previously eligible for reimbursement, would limit the market acceptance and commercial prospects of our products and harm our business, financial condition and results of operations. In addition, any third party payer decision to impose restrictions, limitations or conditions on prescribing or reimbursement of our products, including on the dosing or duration of prescriptions for our products, would harm our business, financial condition and results of operations.

There have been, and there will continue to be, legislative, regulatory and third party payer proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (ACA), intended to curb rising healthcare costs. These cost containment measures may include: controls on government- funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third party payers to make coverage and payment decisions. In California, voters rejected Proposition 61 in November 2016, a ballot initiative that would have prohibited the state from buying prescription drugs from a drug manufacturer at a price over the lowest price paid for such drug by U.S. Department of Veterans Affairs. Although Proposition 61 was defeated, these and other cost containment or price control measures, if adopted at the federal or state level, could significantly decrease the price that we or our commercialization partner receive for our products and any product that we may develop or acquire, which would harm our business, financial condition and results of operations.

If generic manufacturers use litigation and regulatory means to obtain approval for generic versions of our products, our business will be materially and adversely affected.

Under the FDCA, the FDA can approve an ANDA for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage, form, inactive ingredients or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

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

We have been involved in patent litigation lawsuits against filers of ANDAs (the Filers) seeking to market generic versions of NUCYNTA and NUCYNTA ER before the expiration of the patents listed in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for these two products. A two-week bench trial was completed on April 27, 2016. On September 30, 2016, the Court issued its opinion finding all three of the Orange Book patents valid and enforceable. On April 11, 2017, the Court entered a final judgment, which included an injunction enjoining the Filers from engaging in certain activities with regard to tapentadol (the active ingredient in NUCYNTA) and ordering the effective date of any approval of Actavis, Actavis UT, and Roxane’s ANDAs, and Alkem’s ANDA for NUCYNTA IR to be no earlier than the expiry of the ’364 Patent (June 27, 2025), and the effective date of any approval of Alkem’s ANDA for NUCYNTA ER to be no early than the expiry of the ’130 Patent (September 22, 2028). The foregoing periods of exclusivity may in the future be extended with the award of pediatric exclusivity. The Court’s final judgment remains subject to the results of the appeals filed by the parties. It is estimated that the Federal Circuit will issue a written decision in the first quarter of 2019. If we do not prevail with regard to such appeal, we may be unable to maintain the currently anticipated period of patent exclusivity with regard to NUCYNTA and NUCYNTA ER.  Any introduction of one or more generic versions of NUCYNTA or NUCYNTA ER would adversely affect Collegium’s ability to commercialize such products, and in turn would adversely affect our business, results of operations and financial condition.

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

In addition to federal regulations, many individual states also have controlled substances laws. Although state controlled substances laws generally mirror federal law, because the states are separate jurisdictions they may separately schedule our products. Any failure by us or our partners to obtain separate state registrations, permits or licenses to obtain, handle and distribute tapentadol or to meet applicable regulatory requirements could lead to enforcement and sanctions by state or federal authorities, including the DEA. Such an enforcement action or sanction could adversely affect our business, results of operations and financial condition.

Limitations on the production of Schedule II substances in the U.S. could limit the ability of Collegium to successfully commercialize NUCYNTA and NUCYNTA ER which, in turn, could have a material adverse impact on our business.

The availability and production of all Schedule II substances, including tapentadol, is limited by the DEA through a quota system that includes a national aggregate quota, production quotas for individual manufacturers and procurement quotas that authorize the procurement of specific quantities of Schedule II controlled substances for use in drug product manufacturing. The DEA annually establishes an aggregate quota for total tapentadol production in the U.S. based on the DEA’s estimate of the quantity needed to meet commercial and scientific needs. The aggregate quota of tapentadol that the DEA allows to be produced in the U.S. annually is allocated among applicable individual drug manufacturers, each of whom must submit applications at least annually to the DEA for individual production quotas. In turn, our third party manufacturers of NUCYNTA and NUCYNTA ER have to obtain a procurement quota to source tapentadol for the production of NUCYNTA and NUCYNTA ER.

The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas for these activities. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether to make such adjustments. Based on a variety of factors, including public policy considerations, the DEA may set the aggregate quota lower for tapentadol than the total amount requested by individual manufacturers. Through our manufacturing partner we are permitted to ask the DEA to increase our manufacturer’s procurement quota after it is initially established. However, we cannot be certain that the DEA would act favorably upon such a request. In addition, our manufacturers obtain a procurement quota for tapentadol for all tapentadol products manufactured at their facility, which is allocated to NUCYNTA and NUCYNTA ER, as applicable, at the manufacturer’s discretion. The DEA recently proposed reducing the quota for controlled substances to be manufactured in the U.S. in 2019, although no changes to the quotas for tapentadol were recommended. Additionally, the DEA has proposed various changes to its process for setting production and procurement quota. Any delay or refusal by the DEA or our manufacturers in establishing the production or procurement quota or granting sufficient production or procurement quota to meet commercial demand or clinical needs, or any reduction by the DEA or our manufacturer in the allocated quota for tapentadol, could adversely affect the ability of Collegium to commercialize NUCYNTA and NUCYNTA ER and in turn adversely affect our business, results of operations and financial condition.

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

Although our Board of Directors, through our Audit Committee, regularly discusses with management our policies and practices regarding information technology systems, information management systems and related infrastructure, including our information technology and information management security, risk management and back-up policies, practices and infrastructure, it is often difficult to anticipate or immediately detect such incidents and the damage that may be caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information, including our financial information or the information of our business partners. Cyber-attacks could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our third party vendors may not be adequate to protect against such security breaches and disruptions. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our business.

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

We recently experienced changes in our executive management team as we transitioned our corporate headquarters to Lake Forest, Illinois. If our newly appointed executive team is not able, in a timely manner, to develop, implement and execute successful business strategies and plans to maintain and increase our product revenues, our business, financial condition and results of operations will be materially and adversely affected. Moreover, the changes to our executive management team may result in disruption to the operation of our business. While our Chief Executive Officer and newly appointed executive officers have significant industry-related experience, it may take time for the team to become fully integrated and such team may continue to evolve until a fully integrated team is established. Any delay in the integration of our executive management team could affect our ability to develop, implement and execute our business strategies and plans, which could have a material adverse effect on our business, financial condition and results of operations.

Further, with our new executive team, our future business strategies and plans may differ materially, or may continue to evolve, from those we previously pursued. If our business strategies and plans, including our commercialization arrangement with Collegium, cause disruption in our business or operations or do not achieve the level of success or results we anticipate, our business, financial condition and results of operations will be materially and adversely affected.

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

Risks Related to Product Development

The development of drug candidates such as long-acting cosyntropin, is inherently difficult and uncertain, and we cannot be certain that any of our product candidates or those of our collaborative partners will be approved for marketing or, if approved, will achieve market acceptance.

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

In November 2017 we acquired the exclusive rights to market the specialty drug long-acting cosyntropin (synthetic ACTH) in the U.S. and Canada. Long-acting cosyntropin is an alcohol-free formulation of a synthetic analogue of ACTH. In February 2019, notification of acceptance for filing was received from the FDA for our 505(b)(2) NDA for our novel injectable formulation of long-acting cosyntropin. We, together with our development partner, seek approval for the use of this product as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency. As previously announced, enrolling and dosing in pediatric patients continues in a new clinical trial evaluating long-acting cosyntropin for the treatment of infantile spasms, a specific seizure type present in the infantile epilepsy spectrum, a rare pediatric disorder. The expected timing of NDA filings and related approvals, the successful execution of the clinical trial and our overall strategy with regard to its application may not achieve our intended results. Our overall strategy to bring our injectable formulation of long-acting cosyntropin to market in the U.S. and Canada is subject to certain risks and uncertainties. The NDA may not be successful. Further, if our product manufacturing processes or facilities do not satisfy regulatory requirements, FDA approval may not be granted. Even if we receive FDA approval for our intended diagnostic indication, the ability to commercialize the product for diagnostic use may not generate significant revenue.

Product candidates, such as long-acting cosyntropin, are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. The FDA or other applicable regulatory agencies may determine that our data is not sufficiently compelling to warrant marketing approval and require us to engage in additional clinical trials or provide further analysis, which may be costly and time-consuming. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in preclinical studies or earlier clinical trials. If our current or future product candidates fail at any stage of development, they will not receive regulatory approval, we will not be able to commercialize them and we will not receive any return on our investment in those product candidates.

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

We are unable to predict whether any product candidates, including long-acting cosyntropin, will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frame for commercializing a product is long and uncertain. Even if long-acting cosyntropin and any other product candidates receive regulatory clearance, these products may not achieve or maintain market acceptance. If it is discovered that our or our collaborators’ products or technologies could have adverse effects or other characteristics that indicate they may be ineffective as therapeutics, our product development efforts and our business could be significantly harmed.

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

We and our collaborative partners customarily depend on third party contract research organizations, clinical investigators and clinical sites to conduct clinical trials with regard to product candidates, and if they do not perform their regulatory, legal and contractual obligations, or successfully enroll patients in and manage our clinical trials, we and our collaborative partners may not be able to obtain regulatory approvals for product candidates, including long-acting cosyntropin.

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

The regulatory process is expensive and time consuming. Even after investing significant time and expenditures on clinical trials, we may not obtain regulatory approval of our product candidates. Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval, and the FDA may not agree with our methods of clinical data analysis or our conclusions regarding safety and/or efficacy. For example, the FDA may determine that data regarding our product candidate, long-acting cosyntropin, is not sufficiently compelling to warrant regulatory approval, and the FDA may require us to engage in additional clinical trials or provide further analysis, which may be costly and time-consuming. Significant clinical trial delays could impair our ability to commercialize our products and could allow our competitors to bring products to market before we do. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product.

Further, with respect to our approved products, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation and inspection, including compliance with FDA regulations governing cGMP or Quality System Regulation (QSR). The FDCA, the CSA and other federal and foreign statutes and regulations govern and influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In addition, we and our partners are also subject to ongoing DEA regulatory obligations, including annual registration renewal, security, record keeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. The failure to comply with these regulations could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, non-renewal of marketing applications or authorizations or criminal prosecution, which could adversely affect our business, results of operations and financial condition.

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

Risks Related to Our Industry
Changes in laws and regulations applicable to, and increased scrutiny and investigations of, the pharmaceutical industry, including the opioid market, may adversely affect our business, financial condition and results of operations.
The manufacture, marketing, sale, promotion, and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to, and increased scrutiny and investigations of, the pharmaceutical industry, including the opioid market, could adversely affect our business and our ability to commercialize Gralise, CAMBIA and Zipsor as well as Collegium’s ability to commercialize NUCYNTA and NUCYNTA ER, thereby adversely affecting our financial condition and results of operations.

For instance, federal, state, and local governments have for the last several years given significant attention to the public health issue of opioid abuse. In 2016, the Centers for Disease Control and Prevention (CDC) issued national, non-binding guidelines on the prescribing of opioids, providing recommended considerations for primary care providers when prescribing opioids, including specific considerations and cautionary information about opioid dosage increases and morphine milligram equivalents (MME). A number of third party payers have adopted or are considering adopting some or all of these CDC guidelines to limit access to higher doses of opioids. Industry associations and trade groups are also changing or considering changes to guidelines relevant to opioid prescriptions along similar lines. In addition, a number of state legislatures across the country have enacted legislation with some type of limit, guidance, or requirement related to opioid prescribing, including to limit the duration and quantity of initial prescriptions of opioids and to mandate the use by prescribers of prescription drug databases. At the federal level, the White House Office of National Drug Control Policy (ONDCP) and the National Institutes of Health (NIH) are coordinating efforts between the FDA, the DEA, the U.S. Department of Health and Human Services, and pharmaceutical industry groups to research and develop effective non-opioid pain relievers. In July 2018, the DEA issued a final rule, “Controlled Substances Quotas,” to strengthen the process for setting controls over diversion of controlled substances and to make other improvements in the quota management regulatory system for production, manufacturing, and procurement of controlled substances. The DEA also continues to increase its efforts to hold manufacturers, distributors, prescribers, and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. The DEA also recently proposed reducing the quota for controlled substances to be manufactured in the U.S. in 2018. Further, the FDA has updated the “black-box” warnings on immediate release opioids highlighting the risk of misuse, abuse, addiction, overdose, and death in conjunction with the implementation of a Risk Evaluation and Mitigation Strategies (REMS) for these same products. The FDA has also emphasized that it will continue to evaluate patient risk associated with exposure to opioids, and that it will work to reduce the number, dosages and the duration of opioid prescriptions, where appropriate. In October 2018 Congress approved H.R. 6, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment (SUPPORT) for Patients and Communities Act, and President Trump signed such legislation into law. These regulatory actions, including the SUPPORT Act and other similar legislation or policy initiatives, may adversely impact the commercialization of opioids generally, including NUCYNTA and NUCYNTA ER.

In addition, various federal and state governmental entities, including the DOJ and a number of state attorneys general, have launched investigations into the marketing and sales practices of pharmaceutical companies that market or have marketed opioid and non-opioid pain medications, including us. For instance, we have received subpoenas or civil investigative demands from the DOJ and several State Attorneys General and other state regulators seeking documentation and information in connection with our historical sales and marketing of opioid products. We also received a subpoena from the State of California Department of Insurance seeking information relating to our historical sales and marketing of Gralise. There has been recent regulatory attention focused on gabapentin as a result of a perceived risk of the compound being used as a potentiator for opioid abuse. Although gabapentin is neither an opioid nor classified as a controlled substance by the DEA, as a result of the perceived risks relating to opioid abuse, several states have scheduled gabapentin as a controlled substance. Continued changes in regulations and legislation applicable to gabapentin could have a material adverse impact the commercial prospects of Gralise which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

The regulatory actions described above, as well as the related litigation and investigations, not only create financial and operational pressure on our company, but could also put pressure on other companies in our industry and with which we have contractual arrangements. Such pressures could negatively impact our contractual counterparties and may give rise to contract cancellations, breaches or rejections in bankruptcy. Furthermore, in the event that a contract counterparty seeks to reject a contract, we may have an unsecured claim for damages, which may not be paid in full (if at all), and we may be forced to return payments made within 90 days of the date of filing for bankruptcy protection. If any of these events should occur, it may have a material adverse effect on our business, financial condition and results of operations.

The foregoing and other similar initiatives and actions, whether taken by governmental authorities or other industry stakeholders, may result in the reduced availability, prescribing, sales and use of our products, which could adversely affect our ability to commercialize Gralise, CAMBIA and Zipsor, as well as Collegium’s ability to commercialize NUCYNTA and NUCYNTA ER, thereby adversely affecting our business, financial condition and results of operations.
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
Companies may not promote drugs for “off-label” use—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the U.S. Department of Health and Human Services (OIG), the FDA, and the U.S. Department of Justice (DOJ) all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing clearance has not been obtained. If any of the investigations of the DOJ, the Attorneys General identified above, and the State of California Department of Insurance, as well as the actions filed by state and municipalities against us, result in a finding that we engaged in wrongdoing, including sales and marketing practices for our current and future products that violate applicable laws and regulations, we would incur significant liabilities. Such liabilities would harm our business, financial condition and results of operations as well as divert management’s attention from our business operations and damage our reputation. For additional information regarding potential liability, see also “ - Governmental investigations and inquiries, regulatory actions and lawsuits brought against us by government agencies and private parties with respect to our historical commercialization of opioids could adversely affect our business, financial condition and results of operations.”

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

Many members of Congress and President Trump have pledged to repeal the ACA. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate. President Trump also issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of burdensome provisions of the ACA to the maximum extent permitted by law. Although several attempts to repeal and replace the ACA failed to pass both houses of Congress, there is still uncertainty with respect to the impact President Trump’s administration and the Congress may have, if any, and any changes will likely take time to unfold. Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our products and product candidates. In addition, President Trump, members of Congress, and state elected officials have indicated that reducing the price of prescription drugs will be a priority. The implementation of any price controls, caps on prescription drugs or price transparency requirements, whether at the federal level or state level, could adversely affect our business, operating results and financial condition.

Risks Related to the Historical Commercialization of Opioids
Governmental investigations and inquiries, regulatory actions and lawsuits brought against us by government agencies and private parties with respect to our historical commercialization of opioids could adversely affect our business, financial condition and results of operations.

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state and local regulatory and governmental agencies, as well as increased legal action brought by state and local governmental entities and private parties. For example, we are currently named as a defendant, along with numerous other manufacturers and distributors of opioid drugs, in multiple lawsuits alleging common-law and statutory causes of action for alleged misleading or otherwise improper marketing and promotion of opioid drugs. Such litigation and related matters are described in “Item 8. Financial Statements and Supplementary Data - Note 12. Commitments and Contingencies.”

We received a letter from Senator Claire McCaskill, the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information regarding our historical commercialization of opioid products. We voluntarily furnished information responsive to Sen. McCaskill’s request. We have also received subpoenas or civil investigative demands focused on historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various State Attorneys General seeking documents and information regarding our historical sales and marketing of opioid products. In addition, the State of California Department of Insurance has issued a subpoena to us seeking information relating to our historical sales and marketing of Lazanda. The State of California Department of Insurance subpoena also seeks information on Gralise, a non-opioid product in our portfolio. We are cooperating with each of the foregoing states and the State of California Department of Insurance in their investigations. We have received subpoenas from the DOJ seeking documents and information regarding our historical sales and marketing of opioid products. We are cooperating with the DOJ in its investigations. We also from time to time receive and comply with subpoenas from governmental authorities related to investigations primarily directed at third parties, including health care practitioners, pursuant to which our records related to agreements with and payments made to those third parties, among other items, are produced. These matters are described in “Item 8. Financial Statements and Supplementary Data - Note 12. Commitments and Contingencies.”

These and other governmental investigations or inquiries, as well as lawsuits, in which we are and may become involved may result in additional claims and lawsuits being brought against us by governmental agencies or private parties. It is not possible at this time to predict either the outcome or the potential financial impact of the opioid-related lawsuits mentioned above or any governmental investigations or inquiries of us or any lawsuits or regulatory responses that may result from such investigations or inquiries or otherwise. It is also not possible at this time to predict the additional expenses related to such ongoing opioid-related litigation and investigations, which may be significant. The initiation of any additional investigation, inquiry or lawsuit relating to us, the costs and expenses associated therewith, or any assertion, claim or finding of wrongdoing by us, could:

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

To the extent governmental investigations and inquiries or lawsuits similar to those matters described above are, or may be, initiated against Collegium, such proceedings, and any assertion, claim or finding of wrongdoing by Collegium, could adversely affect Collegium’s ability to commercialize NUCYNTA or NUCYNTA ER and in turn adversely affect our business, results of operations and financial condition. Furthermore, these pending investigations, inquiries and lawsuits could negatively affect our ability to raise capital and impair our ability to engage in strategic transactions.

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

We may incur product liability losses and other litigation liability for which we may be unable to maintain or obtain adequate protection.

We are or may be involved in various legal proceedings, lawsuits and certain government inquiries and investigations, including with respect to, but not limited to, patent infringement, product liability, personal injury, antitrust matters, securities class action lawsuits, breach of contract, Medicare and Medicaid reimbursement claims, opioid-related matters, promotional practices and compliance with laws relating to the manufacture and sale of controlled substances. For example, we, along with other opioid manufacturers and, often, distributors, have been named in lawsuits related to the manufacturing, distribution, marketing and promotion of opioids. In addition, we have also received various subpoenas and requests for information related to the distribution, marketing and sale of our opioid products. Moreover, our primary product liability insurer has sought a declaratory judgment that opioid litigation claims noticed by us are not covered by our policies with such insurer. Such litigation and related matters are described in “Item 8. Financial Statements and Supplementary Data - Note 12. Commitments and Contingencies.” If any of these legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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

Risks Related to Our Intellectual Property

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

From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement of our patents by others may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third party proprietary rights. For instance, we have previously been engaged in ANDA litigation involving NUCYNTA, NUCYNTA ER and NUCYNTA oral solution as well as Gralise and Zipsor. It is possible our issued or licensed patents may not be held valid by a court of competent jurisdiction or the PTAB. Whether or not the outcome of litigation or the PTAB proceeding is favorable to us, the litigation and the proceedings may take significant time, may be expensive and may divert management’s attention from other business concerns. We may also be required to participate in derivation proceedings or other post-grant proceedings declared by the U.S. Patent and Trademark Office for the purposes of, respectively, determining the priority of inventions in connection with our patent applications or determining validity of claims in our issued patents. Adverse determinations in litigation or proceedings at the U.S. Patent and Trademark Office could adversely affect our business, results of operations and financial condition and could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

Risks Related to Our Financial Position

Our failure to generate sufficient cash flow from our business to make payments on our debt would adversely affect our business, financial condition and results of operations.

We have incurred significant indebtedness under the senior secured notes we issued in April 2015 (the Senior Notes) and the convertible notes we issued in September 2014 (the Convertible Notes). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Convertible Notes, the Senior Notes and any additional debt obligations we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. Further, our results of operations may cause us to fail to comply with the financial covenants contained in the Note Purchase Agreement described in “Item 8. Financial Statements and Supplementary Data - Note 10. Debt,” which event of default could result in all of our debt becoming immediately due and payable. If we are unable to generate sufficient cash flow or if our results of operations cause us to fail to comply with our financial covenants, we may be required to take one or more actions, including refinancing our debt, significantly reducing expenses, renegotiating our debt covenants, restructuring our debt, selling assets or obtaining additional capital, each of which may be on terms that may be onerous, highly dilutive or disruptive to our business. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on commercially reasonable or acceptable terms, which could result in a default on our obligations, including the Convertible Notes and the Senior Notes.

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

•
limit our ability to borrow additional amounts for working capital and other general corporate purposes, including funding possible acquisitions of, or investments in, new and complementary businesses, products and technologies which is a key element of our corporate strategy;

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

•	result in dilution to our existing shareholders as a result of the conversion of the Convertible Notes into shares of common stock;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	put us at a disadvantage compared to our competitors who have less debt.

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

Since June 2012, we have acquired NUCYNTA, NUCYNTA ER, CAMBIA, and Zipsor, exclusively in-licensed the right to develop and commercialize cebranopadol, and in-licensed the right to market long-acting cosyntropin. An important element of our business strategy is to actively seek to acquire products or companies and to in-license or seek co-promotion rights to additional products. We cannot be certain that we will be able to successfully identify, pursue and complete any further acquisitions or whether we would be able to successfully integrate or develop any acquired business, product or technology or retain any key employees. If we are unable to enhance and broaden our product offerings, our business and prospects will be limited.
If we engage in strategic transactions that fail to achieve the anticipated results and synergies, our business will suffer.

We may seek to engage in strategic transactions with third parties, such as product or company acquisitions, strategic partnerships, joint ventures, divestitures or business combinations. We may face significant competition in seeking potential strategic partners and transactions, and the negotiation process for acquiring any product or engaging in strategic transactions can be time-consuming and complex. Engaging in strategic transactions, such as our acquisition in 2015 of the rights to NUCYNTA and NUCYNTA ER, our completion in 2018 of the commercialization arrangement covering NUCYNTA and NUCYNTA ER with Collegium, and our acquisition of the right to market the specialty drug long-acting cosyntropin in the U.S. and Canada may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, pose integration challenges and fail to achieve the anticipated results or synergies or distract our management and business, which may harm our business.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors affecting our operating results and that could adversely affect our stock price include:

•	the degree of commercial success and market acceptance of NUCYNTA and NUCYNTA ER achieved by Collegium;

•	the degree of commercial success and market acceptance of Gralise, CAMBIA and Zipsor achieved;

•	the current and future market conditions for short-acting and long-acting opioids;

•	filings and other regulatory or governmental actions, investigations or proceedings related to our products and product candidate and those of our commercialization and collaborative partners;

•	the outcome of the appeal of the court’s favorable ruling in our patent infringement litigation against the filers of ANDAs for NUCYNTA and NUCYNTA ER;

•	the regulatory strategy for long-acting cosyntropin and our and our collaborative partner’s ability to successfully develop and execute such strategy;

•	our ability to successfully commercialize long-acting cosyntropin if regulatory approval is obtained;

•	developments concerning proprietary rights, including patents, infringement allegations, inter party review proceedings and litigation matters;

•	legal and regulatory developments in the U.S.;

•	actions taken by industry stakeholders affecting the market for our products;

•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness;

•	our and our commercialization and collaborative partners’ compliance or non-compliance with legal and regulatory requirements and with obligations under our collaborative agreements;

•	our ability to successfully develop and execute our sales and marketing strategies;

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

To date, we have recorded revenues from product sales, license fees, royalties, collaborative research and development arrangements and feasibility studies. In 2017, 2016 and 2015 we incurred net losses of $102.5 million. $88.7 million and $75.7 million, respectively. We may continue to incur operating losses in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

We have significant amounts of intangible assets which depend upon future positive cash flows to support the values recorded in our balance sheet. We may have an increased risk of future impairment charges should actual financial results differ materially from our projections.

Our consolidated balance sheet contains significant amounts of intangible assets representing the product rights which we have acquired over the last few years. We review the carrying value of our intangible assets when indicators of impairment are present. Conditions that could indicate impairment of intangible assets include, but are not limited to, a significant adverse change in market conditions, significant competing product launches by our competitors and adverse legal or regulatory outcomes.

In performing our impairment tests, which assess the recoverability of our assets, we utilize our future projections of cash flows. Projections of future cash flows are inherently subjective and reflect assumptions that may or may not ultimately be realized. Significant assumptions utilized in our projections include, but are not limited to, our evaluation of the market opportunity for our products, the current and future competitive landscape and resulting impacts to product pricing, future regulatory actions, planned strategic initiatives and the realization of benefits associated with our existing patents. Given the inherent subjectivity and uncertainty in projections, we could experience significant unfavorable variances in future periods or revise our projections downward. This would result in an increased risk that our intangible assets may be impaired. If an impairment were recognized, this could have a material adverse effect on our financial condition and results of operations.

Our customer concentration may materially adversely affect our financial condition and results of operations.

We and our commercialization partners sell a significant amount of our products to a limited number of independent wholesale drug distributors. If we, or our commercialization partners, were to lose the business of one or more of these distributors, if any of these distributors failed to fulfill their obligations, if any of these distributors experienced difficulty in paying us or our commercialization partners on a timely basis, or if any of these distributors negotiated lower pricing terms, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. See also “ - We rely on Collegium Pharmaceutical Inc. to commercialize NUCYNTA and NUCYNTA ER and their failure to successfully commercialize these products could have a material adverse effect on our business, financial condition and results of operations.”

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

Our wholesalers typically end the calendar year with higher levels of inventory of our products than at the end of the first quarter of the following year. As a result, in such first quarters, net sales are typically lower than would otherwise have been the case as a result of the reduction of product inventory at our wholesalers. Any material reduction by our wholesalers of their inventory of our products in the first quarter of any calendar year as compared to the fourth quarter of the preceding calendar year, could adversely affect our operating results and may cause our stock price to decline.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Additionally, estimates are used in determining items such as sales discounts and returns, depreciable and amortizable lives, share-based compensation assumptions, fair value of contingent consideration and taxes on income. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of our business and operations, actual results could differ materially from these estimates.

Risks Related to Share Ownership and Other Stockholder Matters

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Lake Forest, Illinois, where we lease approximately 31,000 square feet of office space (the Lake Forest Lease). Our prior corporate headquarters was located in Newark, California where we entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet commencing in December 2012 and approximately 8,000 additional rentable square feet commencing in July 2015 (the Newark Lease). Following the relocation of our corporate headquarters from Newark, California to Lake Forest, Illinois, we entered into subleases for the Newark facility. For additional information regarding the Lake Forest Lease and the Newark Lease, see “Item 8. Financial Statements and Supplementary Data - Note 12. Commitments and Contingencies.”

ITEM 3.  LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see “Item 8. Financial Statements and Supplementary Data - Note 12. Commitments and Contingencies.”

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Common Stock

Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol “ASRT.” As of December 31, 2018, there were 19 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one shareholder.

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

Stock Price Performance Graph

The performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or Exchange Act

The following graph compares the cumulative total return on an investment in our common stock with the cumulative total return on an investment in each of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. The total return for our common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on our common stock.
Comparison of 5-Years Cumulative Total Return
Among Assertio Therapeutics, Inc., the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index
Assumes Initial Investment of $100

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17
Dec-18
Assertio Therapeutics Inc.
NASDAQ Composite
NASDAQ Pharmaceutical

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Assertio Therapeutics, Inc.	$100	$152	$171	$170	$76	$34
NASDAQ Composite Index	$100	$113	$120	$129	$165	$159
NASDAQ Pharmaceutical Index	$100	$114	$116	$103	$116	$122

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

Consolidated Statement of Operations Data (in thousands, except per share amounts)	2018	2017	2016	2015	2014
Revenues:
Product sales, net	129,966	$379,880	$455,066	$341,750	$114,219
Royalties and milestones	26,061	844	831	985	1,821
Commercialization Agreement and other revenue(1)	155,743	—	—	—	31,515
Non-cash PDL royalty revenue(1)	—	—	—	—	242,808
Total revenues	311,770	380,724	455,897	342,735	390,363
Total costs and expenses	268,111	422,904	431,388	393,135	153,549
Income (loss) from operations	43,659	(42,180)	24,509	(50,400)	236,814
Net income (loss) before income taxes	37,975	(103,925)	(64,502)	(123,237)	213,108
Benefit from (provision for) income taxes	(1,067)	1,429	(24,218)	47,499	(81,346)
Net income (loss)	36,908	$(102,496)	$(88,720)	$(75,738)	$131,762
Basic net income (loss) per share	$0.58	$(1.63)	$(1.45)	$(1.26)	$2.26
Diluted net income (loss) per share	$0.57	$(1.63)	$(1.45)	$(1.26)	$2.05
Shares used in computing basic net income (loss) per share	63,794	62,702	61,297	60,117	58,293
Shares used in computing diluted net income (loss) per share	64,208	62,702	61,297	60,117	66,307

	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data (in thousands)
Cash, cash equivalents and short term investments(3)	$110,949	$128,089	$177,420	$209,768	$566,402
Total assets	932,866	1,038,617	1,225,337	1,357,249	711,065
Total current liabilities(1)(2)	246,036	310,580	227,242	219,632	57,499
Contingent consideration liability, non-current	1,038	1,457	10,247	11,653	14,252
Senior Notes(3)	158,309	274,720	466,051	563,012	—
Convertible Notes	287,798	269,510	252,725	237,313	223,150
Other long-term liabilities	19,350	12,842	18,284	10,584	12,387
Accumulated (deficit) earnings	(182,600)	(219,508)	(116,744)	(28,024)	47,717
Total shareholders’ equity	220,335	169,508	250,788	315,055	364,447

(1)
Effective January 8, 2018, the Company entered into a Commercialization Agreement to sub-license NUCYNTA, which results in royalty income. The Company recognized the entire remaining balance of the liability related to sale of future royalties and milestones of approximately $147.0 million as non‑cash PDL royalty revenue during 2014.

(2)
The increase in current liabilities as of December 31, 2017, is primarily due to the reclassification of principal payments due on our Senior Notes in 2018.  The increase in total current liabilities as of December 31, 2015 is primarily due to the acquisition of NUCYNTA in April 2015.

(3)
The Company made principal payments of $82.5 million in 2018. The Company prepaid $114.4 million and $105.0 million of its Senior Notes, including prepayment premiums of $4.4 million and $5.0 million in 2017 and 2016, respectively.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We area specialty pharmaceutical company focused on neurology, orphan and specialty medicines. Our current specialty pharmaceutical business includes the following three products which we market in the U.S.:

•	Gralise® (gabapentin), a once daily product for the management of postherpetic neuralgia (PHN), that we launched in October 2011.

•	CAMBIA® (diclofenac potassium for oral solution), a non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks, that we acquired in December 2013.

•	Zipsor® (diclofenac potassium liquid filled capsules), a non-steroidal anti-inflammatory drug for the treatment of mild to moderate acute pain, that we acquired in June 2012.

We also have the exclusive rights to market long-acting cosyntropin (synthetic ACTH) in the U.S. and Canada. Long-acting cosyntropin is an alcohol-free formulation of a synthetic analogue of ACTH. In February 2019, notification of acceptance for filing was received from the FDA for our 505(b)(2) NDA for our novel injectable formulation of long-acting cosyntropin. We, together with our development partner, seek approval for the use of this product as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency.

We maintain a Commercialization Agreement with Collegium Pharmaceutical, Inc. (Collegium) pursuant to which we granted Collegium the right to commercialize the NUCYNTA® franchise of pain products in the United States. Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We receive a royalty on all NUCYNTA revenues based on certain net sales thresholds.

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

Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation, when (or as) the performance obligation is satisfied.

Variable consideration arising from sales or usage-based royalties, promised in exchange for a license of the Company’s Intellectual Property, is recognized at the later of (i) when the subsequent product sales occur or (ii) the performance obligation, to which some or all of the sales-based royalty has been allocated, has been satisfied.

We recognize a contract asset relating to our conditional right to consideration for completed performance obligations. Accounts receivable are recorded when the right to consideration becomes unconditional. A contract liability is recorded for payments received in advance of the related performance obligation being satisfied under the contract.

Commercialization Agreement

We derive revenue from Commercialization Agreement with Collegium whereby we granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the United States. We entered into the Commercialization agreement in December 2017, which became effective in January 2018, and amended the agreement in November 2018. Prior to the amendment, we recognized the portion of the transaction price allocated to the license and facilitation services ratably over the term as we views our performance obligations as a series of distinct goods or services that are substantially the same and that have the same pattern of transfer. Following the Commercialization Agreement amendment, the royalty payments represent variable compensation that is subject to the sales based royalty exception for licenses of intellectual property because the License is the predominant component of this arrangement.

 Product Sales

We sell commercial products to wholesale distributors and retail pharmacies. Product sales revenue is recognized when title has transferred to the customer and the customer has assumed the risks and rewards of ownership, which typically occurs upon delivery to the customer. Our performance obligation is to deliver product to the customer, and the performance obligation is completed upon delivery. The transaction price consists of a fixed invoice price and variable product sales allowances, which include rebates, discounts and returns. Product sales revenues are recorded net of applicable reserves for these product sales allowances. Receivables related to product sales are typically collected one to two months after delivery.

Product Sales Allowances—We consider products sales allowances to be variable consideration and estimates and recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on actual or estimated amounts owed on the related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. We use the most likely method in estimating product sales allowances. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our sales allowances include:

Product Returns—We allow customers to return product for credit with respect to that product within six months before and up to 12 months after its product expiration date. We estimate product returns and associated credit on NUCYNTA ER and NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda. Estimates for returns are based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. Under the Commercialization Agreement with Collegium for NUCYNTA ER and NUCYNTA and the divestiture of Lazanda to Slán, we are only financially responsible for product returns for product that were sold by us, which are identified by specific lot numbers.

The shelf life of NUCYNTA ER and NUCYNTA is 24 months to 36 months from the date of tablet manufacture. The shelf life of Gralise is 24 months to 36 months from the date of tablet manufacture. The shelf life of CAMBIA is 24 months to 48 months from the manufacture date. The shelf life of Zipsor is 36 months from the date of tablet manufacture. The shelf life of Lazanda is 24 to 36 months from the manufacture date. Because of the shelf life of our products and its return policy of issuing credits with respect to product that is returned within six months before and up to 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when we issue credit on a returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments.

Wholesaler and Retail Pharmacy Discounts — We offer contractually determined discounts to certain wholesale distributors and retail pharmacies that purchase directly from it as well as specialty pharmacies. These discounts are either taken off invoice at the time of shipment or paid to the customer on a quarterly basis one to two months after the quarter in which product was shipped to the customer.

Prompt Pay Discounts—We offer cash discounts to its customers (generally 2% of the sales price) as an incentive for prompt payment. Based upon our experience, we expect our customers to comply with the payment terms to earn the cash discount.

Patient Discount Programs—We offer patient discount co-pay assistance programs in which patients receive certain discounts off their prescriptions at participating retail pharmacies. The discounts are reimbursed by us approximately one month after the prescriptions subject to the discount are filled.

Medicaid Rebates—We participates in Medicaid rebate programs, which provide assistance to certain low income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally two to three months after the quarter in which prescriptions subject to the rebate are filled.

Chargebacks—We provide discounts to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract with the Department of Veterans Affairs. These federal entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back the difference between the current retail price and the price the federal entity paid for the product.

Managed Care Rebates—We offer discounts under contracts with certain managed care providers. We generally pay managed care rebates one to three months after the quarter in which prescriptions subject to the rebate are filled.

Medicare Part D Coverage Gap Rebates—We participate in the Medicare Part D Coverage Gap Discount Program under which it provides rebates on prescriptions that fall within the “donut hole” coverage gap. We generally pay Medicare Part D Coverage Gap rebates two to three months after the quarter in which prescriptions subject to the rebate are filled.

Royalties

For arrangements that include sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue at the later of (1) when the related sales occur, or (2) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

We currently receive royalties based on sales of CAMBIA in Canada and sales of NUCYNTA ER in Canada and Japan, which are recognized as revenue when the related sales occur as there are no continuing performance obligations by the Company under those agreements.

We believe our estimates related to gross‑to‑net sales adjustments for wholesaler and retail pharmacy fees and discounts, prompt payment discounts, patient discount programs and other government chargebacks do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time. We believe that our estimated product return allowances, managed care rebates and Medicaid rebates are judgmental and are subject to change based on our experience and certain quantitative and qualitative factors. Adjustments to estimates for these allowances have not been material.

Our product sales allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate. Such changes in estimate could affect our results of operations and financial position.

A roll‑forward of our product revenue allowances for the three years ended December 31, 2018 is as follows:

(in thousands)	Contract Sales Discounts (1)(2)	Product Returns (2)	Cash Discounts (2)	Total
Balance at December 31, 2015	$103,031	$18,027	$1,458	$122,516
Revenue Allowances:
Provision related to current period sales	314,611	9,997	15,898	340,506
Changes in estimates related to sales made in prior years	549	(1,961)	—	(1,412)
Payments and credits related to sales made in current period	(206,684)	—	(13,789)	(220,473)
Payments and credits related to sales made in prior periods	(103,580)	(2,454)	(1,457)	(107,491)
Balance at December 31, 2016	$107,927	$23,609	$2,110	$133,646
Revenue Allowances:
Provision related to current period sales	325,489	13,555	14,858	353,902
Changes in estimates related to sales made in prior years	1,483	7,875	—	9,358
Payments and credits related to sales made in current period	(224,002)	—	(13,358)	(237,360)
Payments and credits related to sales made in prior periods	(104,751)	(15,357)	(2,110)	(122,218)
Balance at December 31, 2017	$106,146	$29,682	$1,500	$137,328
Revenue Allowances:
Provision related to current period sales	123,623	5,716	5,024	134,363
Changes in estimates related to sales made in prior years	(19,210)	7,327	—	(11,883)
Payments and credits related to sales made in current period	(75,380)	—	(4,605)	(79,985)
Payments and credits related to sales made in prior periods	(86,936)	(14,986)	(1,500)	(103,422)
Balance at December 31, 2018	$48,243	$27,739	$419	$76,401

(1)	Includes wholesaler fees and retail discounts, patient support programs, managed care rebates, and government chargebacks and rebates.

(2)
In November 2017 we divested the rights to Lazanda to Slán. In January 2018, we entered into an agreement which granted commercialization rights of NUCYNTA to Collegium. NUCYNTA was acquired from Janssen Pharma in April 2015.

Milestones

For arrangements that include milestones, we recognize such revenue using the most likely method. As part of adopting ASC 606, we evaluated whether the future milestones should have been included as part of the transaction price in periods before January 1, 2018. We concluded that because of development and regulatory risks at the time, it was probable that a significant revenue reversal could have occurred. At the end of each subsequent reporting period, we re-evaluate the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts our estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment.

Stock‑Based Compensation

We use the Black Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan (ESPP) shares. The determination of the fair value of stock based payment awards on the date of grant using an option valuation model is affected by our stock price as well as assumptions, which include our expected term of the award, the expected stock price volatility, risk free interest rate and expected dividends over the expected term of the award. The fair value of restricted stock units equals the market value of the underlying stock on the date of grant.

We use historical option exercise data to estimate the expected term of the options. We estimate the volatility of our common stock price by using the historical volatility over the expected term of the options. We base the risk free interest rate on U.S. Treasury zero coupon issues with terms similar to the expected term of the options as of the date of grant. We do not anticipate paying any cash dividends in the foreseeable future, and therefore, uses an expected dividend yield of zero in the option valuation model.

Intangible Assets

Intangible assets consist of purchased developed technology and trademarks. We determine the fair values of acquired intangible assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to, developing appropriate discount rates and estimating future cash flows from product sales and related expenses. We evaluate purchased intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. We have not recorded any impairment charges relating to our intangible assets since their acquisition.

Income Taxes

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the consolidated balance sheet and provide any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. When we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future, the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that we determine is more likely than not to be realized. At this time, we have recorded a valuation allowance against the net deferred tax assets.

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

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the Tax Act). The Tax Act includes significant changes to the U.S. corporate income tax system including, but not limited to, a federal corporate rate reduction from 35% to 21% and limitations on the deductibility of interest expense and executive compensation. In order to calculate the effects of the new corporate tax rate on our deferred tax balances, ASC 740 Income Taxes (ASC 740) required the re-measurement of our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances were expected to reverse in the future. Due to our valuation allowance position and deferred tax liabilities, there is no change to the presentation of the deferred tax balances on the financial statements, except for the re-measurement of these deferred tax balances in the income tax footnote which were fully offset by a corresponding change to our valuation allowance. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 31, 2018, we completed our accounting for all tax effects related to the Tax Act, and there were no material adjustments recorded during the year to the previously recorded provisional amounts reflected in our 2017 financial statements.

RESULTS OF OPERATIONS

Our results of operations in 2018 differ significantly from our reported results for 2017 and 2016.

In December 2017, we entered into the Commercialization Agreement pursuant to which we granted to Collegium the rights to commercialize NUCYNTA. As a result, we only recognized NUCYNTA product sales from January 1, 2018 through January 8, 2018. For the remainder of 2018 we recognized royalty revenue with respect to the Commercialization Agreement.

In November 2017, we entered into agreements with Slán pursuant to which we acquired Slán’s rights to market long-acting cosyntropin (synthetic ACTH) in the U.S., and Slán acquired our rights to Lazanda. The fair value of the rights to market long-acting cosyntropin was estimated to be approximately $24.9 million and, in accordance with the applicable accounting rules, was recorded as “acquired in process research and development” in the accompanying consolidated statements of operations for the year ended December 31, 2017, as long-acting cosyntropin was deemed to have no alternative future use. The related divestiture of Lazanda resulted in a gain of approximately $17.1 million and was recorded as “gain on divestiture of Lazanda” in the accompanying consolidated statements of operations.

Revenues

Total revenues are summarized in the following table:

(in thousands)	2018	2017	2016
Product sales, net:
Gralise	$58,077	$77,034	$88,446
CAMBIA	35,803	31,597	31,273
Zipsor	16,387	16,700	27,539
Total neurology product sales, net	110,267	125,331	147,258
NUCYNTA products(1)	18,944	239,539	281,261
Lazanda(2)	755	15,010	26,547
Total product sales, net	129,966	379,880	455,066
Commercialization agreement:
Commercialization rights and facilitation services, net	100,038	—	—
Revenue from transfer of inventory	55,705	—	—
Royalties and milestone revenue	26,061	844	831
Total revenues	$311,770	$380,724	$455,897

(1)
NUCYNTA product sales for the year ended December 31, 2018 reflect our sales of NUCYNTA between January 1 and January 8, 2018. During the year ended December 31, 2018, we recognized sales reserve estimate adjustments related to sales recognized for NUCYNTA and Lazanda in prior periods.  During the first quarter of 2018, in connection with the Collegium transaction, we recognized revenue of $12.5 million related to the release of NUCYNTA sales reserves which were primarily recorded in the fourth quarter of 2017, as financial responsibility for those reserves transferred to Collegium upon closing of the Commercialization Agreement.

(2)	We divested Lazanda in November 2017. Product sales for the year ended December 31, 2018 relate to sales reserve estimate adjustments.

Product sales

NUCYNTA.  Product sales of NUCYNTA for the year ended December 31, 2018 reflect product sales solely between January 1 and January 8, 2018 prior to closing of the Commercialization Agreement and the release of approximately $12.5 million of rebate reserves that Collegium assumed pursuant to the terms of the Commercialization Agreement. We will not record NUCYNTA product net sales during the remainder of the term of the Commercialization Agreement. See Note 4, "Revenue” of the Notes to the Consolidated Financial Statements for further discussion of the Commercialization Agreement and the revenue recognized related to such agreement in 2018.

The decrease in NUCYNTA product sales for the year ended December 31, 2017 compared to 2016 was primarily the result of lower unit demand for NUCYNTA attributable to declines in both the long-acting and short-acting opioid prescription markets. In addition, Hurricanes Irma and Maria caused significant devastation and damage throughout Puerto Rico in 2017, including widespread flooding and power loss.  As a result, we experienced delays in the manufacture, packaging and delivery of certain dosage strengths of NUCYNTA IR in the third quarter and NUCYNTA ER in the fourth quarters of 2017, from our manufacturer in Puerto Rico, which negatively impacted our results by approximately $8.0 million. We also experienced spot outages of certain NUCYNTA ER strengths in the first quarter of 2018. We and Collegium may continue to experience such further outages in the future.

Gralise.  The decrease in Gralise product sales for the year ended December 31, 2018 compared to 2017 was primarily due to lower prescription demand and higher managed care rebates. The decrease in Gralise product sales for the year ended December 31, 2017 compared to 2016 was primarily due to lower unit demand resulting, in part, from a decline in the number of sales representatives promoting Gralise.

CAMBIA.  The increase in CAMBIA product sales for the year ended December 31, 2018 compared to 2017 was primarily the result of increased prices. The increase in CAMBIA product sales for the year ended December 31, 2017 compared to 2016 was primarily a result of lower managed care rebates and lower co-pay assistance programs, partially offset by lower prescription demand.

Zipsor.  The decrease in Zipsor product sales for the year ended December 31, 2018 compared to 2017 was primarily the result of reduced demand and increased product returns. The decrease in Zipsor product sales for the year ended December 31, 2017 as compared to the same period in 2016 was a result of reduced unit demand and increased product returns offset, in part, by price increases.

Lazanda. We ceased recording revenues and related costs associated with Lazanda after we divested the product to Slán in November 2017. Product sales for the year ended December 31, 2018 reflect adjustments made for previously recorded sales reserve estimates. The decrease in Lazanda product sales in 2017 as compared to 2016 is primarily a result of lower unit demand attributable to a decline in the Transmucosal Immediate Release Fentanyl (TIRF) prescription market and the cessation of promotion of Lazanda by our salesforce in May 2017 and the divestiture of Lazanda to Slán in November 2017 offset, in part, by price increases.

Pharmacy Benefit Manager. During the three months ended March 31, 2017, we established a reserve with respect to a dispute with a pharmacy benefit manager (PBM) over rebates relating to NUCYNTA ER, NUCYNTA and Gralise. The dispute relates to rebate claims submitted with respect to the year ended December 31, 2015 and the first half of 2016. As of December 31, 2016, we established a reserve for $1.0 million with respect to these claims, and had determined the likely amount payable on settlement would not be material to the consolidated financial statements. However, as a result of further communication with the PBM during the three months ended March 31, 2017, it became clear that our failure to pay the disputed amount would adversely impact our ability to maintain a favorable position on the PBM’s formulary. Accordingly, despite our belief that the claims in dispute were invalid, we increased the reserve against this matter by $4.7 million which was an offset to net sales for the three months ended March 31, 2017. We paid this amount in the fourth quarter of 2017. There was no impact to the 2018 financial statements as a result of this matter.

Royalties

PDL BioPharma, Inc. In October 2013, we sold our interests in royalty and milestone payments under our license agreements relating to our Acuform technology in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million. On August 2, 2018, we sold our remaining interest in such payments to PDL for $20.0 million. The $20.0 million of revenue was recognized as royalty revenue in the third quarter of 2018.

License and other revenue

Ironwood Pharmaceuticals, Inc.  In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW‑3718, an Ironwood product candidate under evaluation for refractory GERD. During the second and third quarters of 2018, we recognized and collected, respectively, a $5.0 million contingent milestone payment related to the dosing of the first patient in a Phase 3 trial for IW 3718. There was no revenue under this agreement in 2017 or 2016.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third‑parties, inventory write‑downs, amortization of inventory write-ups associated with business acquisitions, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described separately below under “Amortization of Intangible Assets.” Total cost of sales for 2018, 2017 and 2016 was as follows:

(in thousands)	2018	2017	2016
Cost of Sales	$18,476	$72,598	$87,414
Dollar change from prior year	(54,122)	(14,816)	19,516
Percentage change from prior year	-74.6%	-16.9%	28.7%

NUCYNTA cost of sales for the twelve months ended December 31, 2017 and 2016 was approximately 25%. NUCYNTA cost of sales decreased in 2018, because pursuant to the terms of our Commercialization Agreement, beginning on January 8, 2018, we did not record net sales of NUCYNTA and NUCYNTA ER and, as a result, did not record the cost of sales of such products.

The cost of sales for Gralise, CAMBIA and Zipsor, combined, for the twelve months ended December 31, 2018, 2017 and 2016 was 8.3%, 7.7% and 9.3%, respectively.

Research and Development Expenses & Acquired in-process Research and Development

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. It is extremely difficult to predict the scope and magnitude of future research and development expenses for our product candidates in research and development, as it is extremely difficult to determine the nature, timing and extent of clinical trials and studies and the FDA’s requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expenses were as follows:

(in thousands)	2018	2017	2016
Research and development expenses	$8,042	$13,718	$32,631
Dollar change from prior year	(5,676)	(18,913)	15,090
Percentage change from prior year	-41.4%	-58.0%	86.0%
Acquired in-process research and development	$—	24,900	$—

Research and development expenses in 2018 decreased compared to 2017 primarily as a result of a $6.1 million reduction in research related to pediatric trials for NUCYNTA which completed during the second quarter of 2017.  In January of 2018, we gave to Grünenthal 120 days’ written notice of termination of the cebranopadol license agreement and did not incur related research and development costs related to cebranopadol in 2018 compared to $0.9 million in 2017.

Research and development expenses in 2017 decreased compared to 2016 primarily as a result of a reduction in the development costs associated with cebranopadol, completion of certain portions of our ongoing pediatric trials for NUCYNTA during the second quarter of 2017, and delays in the next steps of those pediatric trials.

The acquired in-process research and development costs in 2017 represent the fair value of exclusive rights to market long-acting cosyntropin in the United States, which were acquired in November 2017. The fair value of the rights to market long-acting cosyntropin was estimated to be approximately $24.9 million and, in accordance with the applicable accounting rules, was recorded as “acquired in-process research and development” as long-acting cosyntropin was deemed to have no alternative future use. In February 2019, notification of acceptance for filing was received from the FDA for our 505(b)(2) NDA for our novel injectable formulation of long-acting cosyntropin. We, together with our development partner, seek approval for the use of this product as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency. Cosyntropin was granted orphan drug status in infantile spasms by the FDA in August 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal fees. Total selling, general and administrative expenses were as follows:

(in thousands)	2018	2017	2016
Selling, general and administrative expenses	$119,218	$195,696	$204,498
Dollar change from prior year	(76,478)	(8,802)	5,146
Percentage change from prior year	-39.1%	-4.3%	2.6%

The decrease in selling, general and administrative expenses in 2018 compared to 2017 was primarily related to the Commercialization Agreement, which resulted in the elimination of Nucynta related marketing costs and the termination of our pain sales force during the first quarter of 2018, consisting of approximately 255 sales representative and sales manager positions, and our decision to significantly reduce our office staff and reduce our headquarters office space by approximately 50%.  In addition, in 2018, we incurred $2.25 million related to our obligations related to the commercialization of long-acting cosyntropin

The decrease in selling, general and administrative expense in 2017 as compared to 2016 was primarily due to our decision to pay no corporate bonus with respect to the year ended December 31, 2017, the reduction in the stock-based compensation expense and a $7.7 million reduction in the fair value of contingent consideration relating primarily to our Lazanda acquisition and, to a lesser extent, our CAMBIA and Zipsor acquisitions. The reduction in the fair value of contingent consideration relating to Lazanda reflects the continued deterioration of the market and the cessation of promotion of Lazanda by our salesforce in May 2017. The decrease in the fair value of contingent consideration relating to the CAMBIA and Zipsor acquisitions resulted from a reduction in our estimate of future sales of these products in light of the lower than expected results in 2017. Selling, general and administrative expenses in 2017 include a $3.4 million adjustment booked in the three months ended March 31, 2017 related to an increase in estimates associated with the branded prescription drug fee of which $1.4 million related to the year ended 2016.

Amortization of Intangible Assets

(in thousands)	2018	2017	2016
Amortization of intangible assets—NUCYNTA	$94,301	$94,302	$98,207
Amortization of intangible assets—CAMBIA	5,136	5,136	5,136
Amortization of intangible assets—Zipsor	2,337	2,337	2,337
Amortization of intangible assets—Lazanda	—	970	1,165
Total amortization of intangible assets	$101,774	$102,745	$106,845

Following our 2017 divestiture, no amortization expense was recorded relating to Lazanda subsequent to its divestiture.  This resulted in lower amortization in 2018 compared to 2017 and was a partial driver of the decrease in amortization in 2017 compared to 2016. The reduction in amortization expense in 2017 as compared to 2016 was primarily due to the change in the estimated useful life of NUCYNTA in the fourth quarter of 2016. In September 2016, the United States District Court for the District of New Jersey ruled in favor of the Company in our patent litigation against all three filers of ANDAs for the NUCYNTA franchise. With the court’s ruling, we expect market exclusivity until December 2025 for NUCYNTA ER, NUCYNTA and NUCYNTA oral solution (an unmarketed form of NUCYNTA). In light of this court ruling, we reviewed the useful life of the NUCYNTA product rights and extended that from the previous estimate of June 2025 to December 2025.

Restructuring Charges

(in thousands)	2018	2017	2016
Employee compensation costs	$16,852	$13,247	$—
Fixed Asset disposals and accelerated depreciation of leasehold improvements	3,511	—	—
Other exit costs	238	—	—
Total restructuring costs	$20,601	$13,247	$—

In June 2017, we announced a reduction-in-force in order to streamline operations and achieve operating efficiencies.  In December 2017, we continued our restructuring plans by initiating a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will align our staff and office locations to our strategy. These restructuring activities primarily focused on a reduction of our workforce. Pursuant to our restructuring plans, in February 2018, we eliminated our pain sales force, consisting of approximately 230 sales representative and 25 manager positions. We reduced the staff at our headquarters office during the second quarter of 2018. In the third quarter of 2018, we relocated our corporate headquarters from Newark, California to Lake Forest, Illinois and reduced our headquarters office space by 50%.

We expected to incur total costs related to the December 2017 restructuring plan, including costs incurred in 2017, to be in the range of $27.0 million to $33.0 million.  For the year ended December 31, 2018 and 2017, restructuring expenses and one-time termination costs were $20.6 million and $13.2 million, respectively, and we expect to incur insignificant costs in 2019.

Other Income and Expense

(in thousands)	2018	2017	2016
Litigation settlement	$62,000	$—	$—
Gain on divestiture of Lazanda	—	17,064	—
Interest and other income	1,197	681	485
Loss on prepayment of Senior Notes	—	(5,938)	(5,777)
Interest expense	$(68,881)	$(73,552)	$(83,719)
	$(5,684)	$(61,745)	$(89,011)

For the year ended December 31, 2018, other income includes the Settlement Agreement with the Purdue, as further described in “Item 8. Financial Statements and Supplemental Data - Note 12, “Commitments and Contingencies - Legal Matters”. The total settlement amount was $62.0 million of which $30.0 million was paid during the three months ended September 30, 2018 and the remaining $32.0 million was paid in January 2019.

For the year ended December 31, 2017, we recognized a gain related to the divestiture of Lazanda of $17.1 million.

During the year ended December 31, 2018 we made $82.5 million of principal payments of the Senior Notes. Additionally, we prepaid and retired $100.0 million of principal of the Senior Notes in April 2017 and $10.0 million of principal of the Senior Notes in November 2017. In April 2016, we prepaid and retired $100.0 million of the Senior Notes. The loss on prepayment of Senior Notes in 2017 and 2016 represents the prepayment fees paid to the lender as well as the acceleration of the unamortized balances of the debt discount and debt issuance costs associated with these prepayments of our debt.
The decrease in interest expense in 2018 compared to 2017 and in 2017 as compared to 2016 is also due to these principal prepayments, offset in part by the impact of increasing interest rates in 2017 and 2018.

Income Tax Provision (Benefit)

During 2018, we recognized income tax expense of approximately $1.1 million that represents an effective tax rate of 2.81% on income from continuing operations. The difference between income tax provision of $1.1 million and the tax at the statutory rate of 21% on current year operations is principally due the change in the valuation allowance and accrued interest and penalty related to uncertain tax positions.

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

During 2016, we recognized income tax expense of approximately $24.2 million that represents an effective tax rate of 37.5% on income from continuing operations. The difference between income tax expense of $24.2 million and the tax benefit at the statutory rate of 35% was principally due to the recording of a full valuation allowance against our net deferred tax assets in the fourth quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31,
(in thousands)	2018	2017
Cash, cash equivalents and short-term investments	$110,949	$128,089

The decrease in cash, cash equivalents and short-term investments during 2018 is primarily attributable to the repayment of $82.5 million of secured indebtedness.  These payments were partially offset by the cash generated from the settlement of the Purdue litigation which resulted in a $62.0 million gain, of which $30.0 million was received in 2018, the sale of PDL royalties for $20.0 million, the milestone royalty received from Ironwood of $5.0 million and cash generated from operations. We made a scheduled principal payment of secured indebtedness of $25.0 million in January 2019 and we are required to make additional payments of $55.0 million in April 2019 and $20.0 million quarterly thereafter, with a final payment of $62.5 million in April 2021.

Since inception and through December 31, 2018, we have financed our product development efforts and operations primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones to PDL, upfront license, milestone and termination fees from collaborative and license partners, and product sales. In April 2015, we issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million. In September 2014, we issued $345.0 million aggregate principal amount of convertible notes due 2021 (the Convertible Notes) resulting in net proceeds to us of $334.2 million.

During January 2019, we entered into a Fourth Amendment to Note Purchase Agreement (the “Amendment”) with respect to the Note Purchase Agreement, dated as of March 12, 2015, between us, the other credit parties party thereto, the purchasers party thereto and Deerfield. Pursuant to the Amendment, the minimum EBITDA covenant was replaced with a senior secured debt leverage ratio covenant and a minimum net sales covenant, the prepayment premium was adjusted to be 3% of the principal amount of notes prepaid on or prior to April 14, 2020 and 1% of the principal amount of notes prepaid thereafter, flexibility to sell certain royalty assets and/or modify the terms thereof was added, certain definitions were amended and certain other amendments were made.

We were in compliance with our covenants with respect to the Senior Notes as of December 31, 2018. While we are currently in compliance, and anticipate continued compliance with such covenants, we may seek to refinance or restructure our debt, sell assets or obtain additional capital, each of which may be on terms that may be onerous, highly dilutive or disruptive to our business. Any prepayment of the Senior Notes would be subject to a prepayment fee of up to 3% of the principal amount of the Senior Notes prepaid. In addition, in connection with any refinancing of our debt, we would also accelerate the recognition of the balance of the unamortized debt discount and the debt issuance costs as of the date of any refinancing.

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

The following table summarizes our cash flow activities:

	Year ended December 31,
(in thousands)	2018	2017	2016
Cash provided by operating activities	$72,497	$62,167	71,263
Cash (used in) provided by investing activities	(7,082)	57,894	45,536
Cash (used in) financing activities	(81,350)	(110,886)	(100,174)
Net (decrease) increase in cash and cash equivalents	$(15,935)	$9,175	$16,625

Cash Flows from Operating Activities

Cash provided by operating activities was $72.5 million in 2018, $62.2 million in 2017 and $71.3 million in 2016.

The increase in Cash provided by operating activities in 2018 compared to 2017 is due to increased net income from the settlement of the Purdue Litigation, the sale of royalties to PDL and the milestone payment from Ironwood. The decrease in Cash provided by operating activities in 2017, as compared to 2016, is a result lower sales as compared to 2016.

Cash Flows from Investing Activities

Cash used in investing activities in 2018 relates to purchases and property and equipment related primarily to our new headquarters office space in Lake Forest, IL and also includes a $3.0 million investment in a company engaged in medical research. Cash provided by investing activities during 2017 was approximately $57.9 million and primarily relates to the timing of maturity of marketable securities in anticipation of the prepayment of debt in April 2017. Cash provided by investing activities during 2016 was approximately $45.5 million and primarily relates to the timing of maturity of marketable securities in anticipation of the prepayment of debt in April 2016.

Cash Flows from Financing Activities

Cash used in financing activities in 2018 is primarily related to the $82.5 million of repayments of our Senior Notes. Cash used in financing activities during 2017 was approximately $110.9 million and reflects the prepayment of $110.0 million of our Senior Notes as well as an associated prepayment fees of $4.4 million in 2017 which was partially off-set by proceeds from employee stock option exercises and purchase of common stock under the employee stock purchase plan. Cash used in financing activities during 2016 was approximately $100.2 million and reflects the prepayment of $100.0 million of our Senior Notes as well as an associated prepayment fee of $5.0 million in April 2016 which was partially off-set by proceeds from employee stock option exercises and purchase of common stock under the employee stock purchase plan.

Contractual Obligations

As of December 31, 2018, our contractual obligations are shown in the following table:

				More than
(in thousands)	1 Year	2 - 3 Years	4 - 5 Years	5 Years	Total
Senior Notes—principal	$120,000	162,500	—	—	$282,500
Senior Notes—interest	26,125	16,993	—	—	43,118
Convertible Debt—principal	—	345,000		—	345,000
Convertible Debt—interest	8,625	17,250	—	—	25,875
Operating leases(1)	2,624	4,848	2,820	—	10,292
Purchase commitments	3,000	3,000	—	—	6,000
Total	$160,374	$549,591	$2,820	$—	$712,785

(1)	Amounts represent payments under a non‑cancelable office and laboratory lease and under an operating lease for vehicles used by our sales force.

At December 31, 2018, we had non‑cancelable purchase orders related to consulting services.

Our corporate headquarters is located in Lake Forest, Illinois, where we lease approximately 31,000 square feet of office space (the Lake Forest Lease). Our prior corporate headquarters was located in Newark, California where we entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet commencing in December 2012 and approximately 8,000 additional rentable square feet commencing in July 2015 (the Newark Lease). Following the relocation of our corporate headquarters from Newark, California to Lake Forest, Illinois, we entered into subleases for the Newark facility. For additional information regarding the Lake Forest Lease and the Newark Lease, see “Item 8. Financial Statements and Supplementary Data - Note 12. Commitments and Contingencies.”

OFF‑BALANCE SHEET ARRANGEMENTS

None.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See “Item 8. Financial Statements and Supplemental Data - Note 1, “Organization and Summary of Significant Accounting Policies” for additional information on recent accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $110.9 million as of December 31, 2018. A portion of our cash and cash equivalents were invested in corporate debt securities and money market funds. Cash and cash equivalents are held for working capital purposes.

We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investment in money market accounts which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the lesser of three month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and 12.95%. Current LIBOR rates are above the 1.0% LIBOR floor, and the interest rate on our borrowings under the Senior Secured Credit Facility is currently 12.15% per annum. An increase in the three month LIBOR of 100 basis points above the current three‑month LIBOR rates would increase our interest expense by approximately $1.7 million for 2019, assuming we timely make the scheduled principal payments. Such increase is limited as our interest rate for our Senior Secured Credit Facility is capped at 12.95%. As of December 31, 2018, we had $345 million aggregate principal amount of convertible senior notes outstanding, which are fixed rate instruments.

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

Foreign Currency Risk

We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 2018. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASSERTIO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Assertio Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Assertio Therapeutics, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 11, 2019 expressed an unqualified opinion thereon.

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

Chicago, Illinois
March 11, 2019

ASSERTIO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$110,949	$126,884
Short-term investments	—	1,205
Accounts receivable, net	37,211	72,482
Inventories, net	3,396	13,042
Prepaid and other current assets	56,551	17,238
Total current assets	208,107	230,851
Property and equipment, net	13,064	13,024
Intangible assets, net	692,099	793,873
Investments	11,784	—
Other long-term assets	7,812	869
Total assets	$932,866	$1,038,617
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,138	$14,732
Accrued rebates, returns and discounts	75,759	135,828
Accrued liabilities	31,361	60,496
Income taxes payable	—	126
Current portion of Senior Notes	120,000	82,500
Contingent consideration liability, current portion	—	156
Interest payable	11,645	13,220
Other current liabilities	1,133	3,522
Total current liabilities	246,036	310,580
Contingent consideration liability, long-term portion	1,038	1,457
Senior Notes	158,309	274,720
Convertible Notes	287,798	269,510
Other long-term liabilities	19,350	12,842
Total liabilities	712,531	869,109
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 64,185,224 and 63,400,348 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	402,934	389,015
Accumulated deficit	(182,600)	(219,508)
Accumulated other comprehensive loss	(5)	(5)
Total shareholders’ equity	220,335	169,508
Total liabilities and shareholders' equity	$932,866	$1,038,617

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Product sales, net	$129,966	$379,880	$455,066
Commercialization agreement, net	155,743	—	—
Royalties and milestones	26,061	844	831
Total revenues	311,770	380,724	455,897
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	18,476	72,598	87,414
Research and development expenses	8,042	13,718	32,631
Acquired in-process research and development	—	24,900	—
Selling, general and administrative expenses	119,218	195,696	204,498
Amortization of intangible assets	101,774	102,745	106,845
Restructuring charges	20,601	13,247	—
Total costs and expenses	268,111	422,904	431,388
Income (loss) from operations	43,659	(42,180)	24,509
Other income (expense):
Litigation settlement	62,000	—	—
Gain on divestiture of Lazanda	—	17,064	—
Interest and other income	1,197	681	485
Loss on prepayment of Senior Notes	—	(5,938)	(5,777)
Interest expense	(68,881)	(73,552)	(83,719)
Income (loss) before income taxes	37,975	(103,925)	(64,502)
Income tax (expense) benefit	(1,067)	1,429	(24,218)
Net income (loss)	$36,908	$(102,496)	$(88,720)
Basic net income (loss) per share	$0.58	$(1.63)	$(1.45)
Diluted net income (loss) per share	$0.57	$(1.63)	$(1.45)
Shares used in computing basic net income (loss) per share	63,794	62,702	61,297
Shares used in computing diluted net income (loss) per share	64,208	62,702	61,297
`

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / LOSS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$36,908	$(102,496)	$(88,720)
Unrealized gain on available-for-sale securities, net of tax	—	14	35
Comprehensive income (loss)	$36,908	$(102,482)	$(88,685)

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2015	60,787	$264,511	$78,622	$(28,024)	$(54)	$315,055
Reclassification due to reincorporation		(264,505)	264,505
Balances at December 31, 2015	60,787	6	343,127	(28,024)	(54)	315,055
Issuance of common stock upon exercise of options	716	—	6,693	—	—	6,693
Issuance of common stock under employee stock purchase plan	201	—	3,258	—	—	3,258
Issuance of common stock in conjunction with vesting of restricted stock units	262	—	—	—	—	—
Stock-based compensation	—	—	17,172	—	—	17,172
Shares withheld for payment of employee's withholding tax liability	—	—	(3,342)	—	—	(3,342)
Windfall tax benefit	—	—	637	—	—	637
Net loss	—	—	—	(88,720)	—	(88,720)
Unrealized gain on available-for-sale securities	—	—	—	—	35	35
Balances at December 31, 2016	61,966	$6	$367,545	$(116,744)	$(19)	$250,788
Issuance of common stock upon exercise of options	1,001	—	6,979	—	—	6,979
Issuance of common stock under employee stock purchase plan	262	—	1,960	—	—	1,960
Issuance of common stock in conjunction with vesting of restricted stock units	171	—	—	—	—	—
Stock-based compensation	—	—	13,016	—	—	13,016
Cumulative effect adjustment from adoption of ASU No. 2016-09	—	—	268	(268)	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	(753)	—	—	(753)
Net loss	—	—	—	(102,496)	—	(102,496)
Unrealized gain on available-for-sale securities	—	—	—	—	14	14
Balances at December 31, 2017	63,400	$6	$389,015	$(219,508)	$(5)	$169,508
Issuance of common stock upon exercise of options	278	—	1,493	—	—	1,493
Issuance of common stock under employee stock purchase plan	107	—	527	—	—	527
Issuance of common stock in conjunction with vesting of restricted stock units	400	—	—	—	—	—
Stock-based compensation	—	—	12,585	—	—	12,585
Shares withheld for payment of employee's withholding tax liability	—	—	(686)	—	—	(686)
Net income	—	—	—	36,908	—	36,908
Balances at December 31, 2018	64,185	$6	$402,934	$(182,600)	$(5)	$220,335

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net income (loss)	$36,908	$(102,496)	$(88,720)
Adjustments for non-cash items:
Depreciation and amortization	106,426	105,502	109,375
Accretion of debt discount and debt issuance costs	21,877	19,415	17,673
Loss on prepayment of Senior Notes	—	5,938	5,777
Provision for inventory obsolescence	598	2,673	1,179
(Gain) loss on disposal of property and equipment	669	(271)	—
Stock-based compensation	12,585	13,016	17,172
Change in fair value of contingent consideration	(391)	(8,024)	1,637
Deferred income taxes	—	—	23,632
Gain on divestiture of Lazanda	—	(17,064)	—
Acquired in-process research and development	—	24,900	—
Other	1,023	240	611
Changes in assets and liabilities:
Accounts receivable	35,271	30,107	(30,902)
Inventories	9,048	(1,873)	(3,718)
Prepaid and other assets	(56,136)	(5,114)	(2,464)
Income taxes receivable	—	—	6,359
Accounts payable and other accrued liabilities	(33,610)	(6,436)	5,862
Accrued rebates, returns and discounts	(60,069)	4,292	10,478
Interest payable	(1,576)	(2,705)	(2,747)
Income taxes payable	(126)	67	59
Net cash provided by operating activities	72,497	62,167	71,263
Investing Activities
Purchases of property and equipment	(5,507)	(666)	(2,860)
Investment in convertible instrument	(3,000)	—	—
Proceeds from disposal of property and equipment	145	280	—
Purchases of marketable securities	—	(8,277)	(68,818)
Proceeds from sale of other assets	80	66,557	115,207
Sales of marketable securities	1,200	—	2,007
Net cash provided (used in) by investing activities	(7,082)	57,894	45,536
Financing Activities
Payment of contingent consideration liability	(184)	(1,673)	(1,783)
Repayment of Senior Notes	(82,500)	(110,000)	(100,000)
Fees for early repayment and modifications of Senior Notes	—	(7,400)	(5,000)
Proceeds from issuance of common stock	2,020	8,940	9,951
Shares withheld for payment of employee's withholding tax liability	(686)	(753)	(3,342)
Net cash (used in) financing activities	(81,350)	(110,886)	(100,174)
Net increase (decrease) in cash and cash equivalents	(15,935)	9,175	16,625
Cash and cash equivalents at beginning of year	126,884	117,709	101,084
Cash and cash equivalents at end of period	$110,949	$126,884	$117,709
Supplemental Disclosure of Cash Flow Information
Net cash paid (received) for income taxes	$6,472	$121	$(14,425)
Cash paid for interest	$48,440	$55,542	$71,093
Non-cash consideration for in-process research and development	$—	$19,900	$—
Accrued research and development	$—	$5,000	$—
Capital expenditures incurred but not yet paid	$212	$—	$402
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Assertio is a specialty pharmaceutical company focused on neurology, orphan and specialty medicines. The Company’s current specialty pharmaceutical business includes the following three products which the Company markets in the U.S.:

•	Gralise® (gabapentin), a once daily product for the management of postherpetic neuralgia (PHN), that was launched in October 2011.

•	CAMBIA® (diclofenac potassium for oral solution), a non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks, that was acquired by the Company in December 2013.

•	Zipsor® (diclofenac potassium liquid filled capsules), a non-steroidal anti-inflammatory drug for the treatment of mild to moderate acute pain, that was acquired by the Company in June 2012.

The Company also has the exclusive rights to market long-acting cosyntropin (synthetic adrenocorticotropic hormone, or ACTH) in the U.S. and Canada. Long-acting cosyntropin is an alcohol-free formulation of a synthetic analogue of ACTH. In February 2019, notification of acceptance for filing was received from the U.S. Food and Drug Administration (FDA) for our 505(b)(2) New Drug Application (NDA) for the novel injectable formulation of long-acting cosyntropin. The Company, together with its development partner, seek approval for the use of this product as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency.

The Company maintains a Commercialization Agreement with Collegium Pharmaceutical, Inc. (Collegium) pursuant to which the Company granted Collegium the right to commercialize the NUCYNTA® franchise of pain products in the United States. Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. The Company receives a royalty on all NUCYNTA revenues based on certain net sales thresholds.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment. To date the Company has not recorded a bad debt allowance since the majority of its product revenue comes from sales to a limited number of financially sound companies who have historically paid their balances timely. The need for a bad debt allowance is evaluated each reporting period based on the Company’s assessment of the credit worthiness of its customers or any other potential circumstances that could result in bad debt.

Inventories

Inventories are stated at the lower of cost or net realizable value with cost determined by specific manufactured lot. Inventories consist of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs. The Company writes-off the value of inventory for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and projected demand.

Investments

Assertio has two long-term investments as of December 31, 2018. During the year ended December 31, 2018, Assertio invested $3.0 million in a company engaged in medical research. This investment is structured as a long-term loan receivable with a convertible feature. The loan is valued at recoverable cost, which is $3.0 million and following an impairment assessment, it has been concluded that there is no impairment.

Assertio received warrants to purchase Collegium stock in conjunction with the November 2018 amendment to the Commercialization Agreement. Such warrants are measured at fair value with changes in fair value recorded in other income and expense on the Company’s Consolidated Statements of Operation.

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

Intangible Assets

Intangible assets consist of purchased developed technology and trademarks. The Company determines the fair values of acquired intangible assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to, developing appropriate discount rates and estimating future cash flows from product sales and related expenses. The fair value recorded is amortized on a straight-line basis over the estimated useful life of the asset. The Company evaluates purchased intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the fair value of the asset is lower than the carrying amount. To test for impairment, the Company estimates undiscounted future cash flows expected to result from the use of the asset and its eventual disposition and compares that amount to the asset’s carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (ASC 606) on January 1, 2018 using the modified retrospective transition method. There was no adjustment to the Company’s opening balance of accumulated deficit resulting from the adoption of this guidance.

Prior to the adoption of ASC 606, the Company recognized revenue from the sale of its products, royalties earned, and payments received and services performed under contractual arrangements in accordance with ASC 605. Under ASC 605, Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable and the Company is reasonably assured of collecting the resulting receivable. Revenue arrangements with multiple elements are evaluated to determine whether the multiple elements meet certain criteria for dividing the arrangement into separate units of accounting, including whether the delivered element(s) have stand-alone value to the Company’s customer or licensee. Where there are multiple deliverables combined as a single unit of accounting, revenues are deferred and recognized over the performance period.

Under ASC 606, the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation, when (or as) the performance obligation is satisfied. The Company assesses the term of the contract based upon the contractual period in which the Company and Collegium have enforceable rights and obligations.

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

Commercialization Agreement

The Company derives revenue under its Commercialization Agreement with Collegium whereby the Company granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the United States. The Company entered into the Commercialization Agreement in December 2017, which became effective in January 2018, and amended the agreement in August 2018 and again in November 2018. The Company views its performance obligations as a series of distinct goods or services that are substantially the same and that have the same pattern of transfer. Prior to the November 2018 amendment, the consideration related to the license and facilitation services was fixed and recognized ratably over the contract term. Following the November 2018 amendment, the royalty payments owed to the Company from Collegium, pursuant to the terms of the Commercialization Agreement, represent variable compensation that is subject to the sales based royalty exception for licenses of intellectual property because the License is the predominant component of this arrangement.

The Company is responsible for royalty payments to a third party related to sales of NUCYNTA. Under the terms of the Commercialization Agreement, a portion of these payments are remitted from Collegium to the third party and a portion are the responsibility of the Company. Following the November 2018 amendment, Collegium will reimburse the Company for all royalties paid to the third party. As the Company is not actively commercializing NUCYNTA, such royalties are recorded by the Company on a systematic basis in proportion to the underlying net product sales and are included as gross-to-net adjustments in the related revenue line in the Company’s Statements of Operations.

 Product Sales

The Company sells commercial products to wholesale distributors, specialty pharmacies and retail pharmacies. Product sales revenue is recognized when title has transferred to the customer and the customer has assumed the risks and rewards of ownership, which typically occurs on delivery to the customer. The Company’s performance obligation is to deliver product to the customer, and the performance obligation is completed upon delivery. The transaction price consists of a fixed invoice price and variable product sales allowances, which include rebates, discounts and returns. Product sales revenues are recorded net of applicable reserves for these product sales allowances. Receivables related to product sales are typically collected one to two months after delivery.

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

Milestones

For arrangements that include milestones, the Company recognizes such revenue using the most likely method. As part of adopting ASC 606, the Company evaluated whether the future milestones should have been included as part of the transaction price in periods before January 1, 2018. The Company concluded that because of development and regulatory risks at the time, it was probable that a significant revenue reversal could have occurred. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment.

Stock‑Based Compensation

The Company uses the Black Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan (ESPP) shares. The determination of the fair value of these awards on the date of grant uses an option valuation model and is affected by the Company’s stock price as well as assumptions, which include the Company’s expected term of the award, the expected stock price volatility, risk free interest rate and expected dividends over the expected term of the award.  The Company uses historical option exercise data to estimate the expected term of the options. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk free interest rate on U.S. Treasury zero coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The fair value of restricted stock units equals the market value of the underlying stock on the date of grant.

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

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense for the years ended December 31, 2018, 2017 and 2016 were $0.8 million, $3.7 million and $4.1 million, respectively.

Restructuring

Restructuring costs are included in income (loss) from operations in the consolidated statements of operations. The Company has accounted for these costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. One-time termination benefits are recorded at the time they are communicated to the affected employees. In December 2017, the Company announced a restructuring plan which was substantially complete as of December 31, 2018.

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

Segment Information

The Company operates in one operating segment and has operations and long-lived assets solely in the United States. To date, all of the Company’s revenues from product sales are related to sales in the United States.

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

The Company is subject to credit risk from its accounts receivable related to product sales and royalties. The three large, national wholesale distributors represent the vast majority of the Company’s business and represented the following percentages of product shipments and accounts receivable for the years ended December 31, 2018, 2017 and 2016.

	Consolidated revenue			Accounts Receivable related to product sales
	2018	2017	2016	2018	2017	2016
McKesson Corporation	14%	36%	36%	28%	41%	39%
AmerisourceBergen Corporation	13%	27%	27%	28%	27%	33%
Cardinal Health	11%	26%	25%	32%	23%	20%
Collegium	55%	—%	—%	—%	—%	—%
All others	7%	11%	12%	12%	9%	8%
Total	100%	100%	100%	100%	100%	100%

Accounts receivable balances related to product sales were $23.1 million and $71.9 million for the years ended December 31, 2018 and 2017, respectively. The Company relies on a single third‑party contract manufacturer organization in Puerto Rico to manufacture Gralise and one third‑party supplier for the supply of gabapentin, the active pharmaceutical ingredient in Gralise. The Company also relies on single third party contract suppliers: MiPharm, S.p.A., Catalent Ontario

Limited and Renaissance Lakewood, Inc. for supply of CAMBIA, Zipsor and Lazanda respectively. Janssen Pharmaceuticals is the sole source supplier of NUCYNTA ER and Halo is the sole supplier of NUCNYTA.

Receivables related to Collegium following the commencement of the Commercialization Agreement in 2018 were $14.0 million at December 31, 2018. Inventory held on behalf of Collegium, which is in production at contract manufacturers and will be provided to Collegium following the completion of production of $2.8 million is held in prepaid and other assets on the Company’s Consolidated Balance Sheets as of December 31, 2018. The Company had a receivable related to the Cosyntropin collaboration from our collaboration partner, an affiliate of Slán Medicinal Holdings of $4.6 million. Accounts receivable related to royalties were zero and $0.5 million at December 31, 2018 and 2017, respectively.

To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that its entire accounts receivable balances are collectible.

The Company is dependent upon third-party manufacturers to supply product for commercialize use. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for all commercialized products. Such production arrangements could be adversely affected by a significant interruption which would negatively impact the supply of final drug product.

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

In January 2016, the FASB issued ASU No. 2016-1, Financial Instruments – Overall (Subtopic 405-20), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1 changed accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance became effective for the Company on January 1, 2018 and required adoption using a modified retrospective approach, with certain exceptions. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, Leases. This guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. The Company has adopted the standard as of January 1, 2019. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows for the carryforward of the historical lease classification. The Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases and will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize the cost of those leases in the Consolidated Statements of Operations on a straight-line basis over the lease term.

The Company estimates the adoption of the standard will result in recognition of additional lease assets and lease liabilities which are expected to be equal to each other, in the range of approximately $8.5 million to $9.5 million, as of January 1, 2019. The recognition of lease assets will be offset by deferred rent and tenant improvement allowances recognized by the Company as of December 31, 2018. The new standard will not materially affect the Company’s consolidated net income nor have a notable impact on its liquidity. The standard will have no impact on the Company’s debt-covenant compliance under its current agreements.

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

In June 2018, the FASB issued ASU 2018-18 (ASU 2018-18) Collaborative Arrangements which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. The update clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. This update will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606 and early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2018-18 on the Company’s consolidated financial statements.

NOTE 2. LICENSE AND COLLABORATIVE ARRANGEMENTS

Ironwood Pharmaceuticals, Inc.

In July 2011, the Company entered into a collaboration and license agreement with Ironwood Pharmaceuticals, Inc. (Ironwood Agreement) granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to the Company’s Acuform drug delivery technology for IW 3718, an Ironwood product candidate under development for refractory GERD. During the third quarter of 2018, the Company recognized, within Royalties and Milestones on the Company’s Consolidated Statements of Operations, a $5.0 million milestone payment related to the dosing of the first patient in a Phase 3 trial for IW-3718. The Company will receive additional contingent milestone payments upon the occurrence of certain development milestones and royalties on net sales of the product, if approved.

Slan Medicinal Holdings, Ltd.

In November 2017, the Company entered into definitive agreements (Slán Agreements) with Slán Medicinal Holdings Limited and certain of its affiliates (Slán) pursuant to which the Company acquired Slán’s rights to market the specialty drug long-acting cosyntropin in the U.S. and Canada. As outlined in the Slán Agreements, each party will support the development, including clinical development, of the licensed product and efforts to obtain regulatory approval of the initial NDA. The Slán Agreements also detail commercialization activities which are included in the commercialization plan. Subsequent to approval of the initial NDA, Assertio and Slán will share in the net sales of long acting cosyntropin for a 10-year period (after which time the product will revert back to Slán). The Company has committed to invest $15.0 million in the collaboration with Slán for the commercialization efforts of long-acting cosyntropin. As of the December 31, 2018 the Company had incurred $4.6 million of development expenses which are reimbursable by Slán and have been recognized within Prepaid and Other Assets on the Company’s Consolidated Balance Sheet. The Company also recognized expenses of $2.25 million which are payable to Slán following the initial NDA filing in December 2018.

NOTE 3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Securities classified as cash and cash equivalents and short-term investments as of December 31, 2018 and 2017 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$95,660	$—	$—	$95,660
Money market funds	11	—	—	11
Agency Bond	1,250			1,250
Commercial paper	14,028	—	—	14,028
Total cash and cash equivalents	110,949	—	—	110,949

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$103,119	$—	$—	$103,119
Money market funds	95	—	—	95
Commercial paper	23,670	—	—	23,670
Total cash and cash equivalents	126,884	—	—	126,884
Short-term investments
Corporate debt securities and commercial paper with maturities less than 1 year	1,210	—	(5)	1,205
Total short-term investments	1,210	—	(5)	1,205
Total	$128,094	$—	$(5)	$128,089

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

At December 31, 2018, the Company had zero securities in an unrealized loss position. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other‑than‑temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$1,205	$(5)	$—	$—	$1,205	$(5)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no material other‑than‑temporary impairments for these securities at December 31, 2018. Gross realized gains and losses on marketable securities were not material for the years ended December 31, 2018, 2017 and 2016.

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
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11	$—	$—	$11
Agency bond	—	1,250	—	1,250
Commercial paper	—	14,028	—	14,028
Collegium warrants		8,784		8,784
Total	$11	$24,062	$—	$24,073
Liabilities:
Contingent consideration—Zipsor	$—	$—	$531	$531
Contingent consideration—CAMBIA	—	—	507	507
Total	$—	$—	$1,038	$1,038

The fair value of the warrants to purchase Collegium’s common stock was calculated using the Black-Scholes option pricing model. As of November 8, 2018, the significant inputs included the fair value of Collegium’s common stock of $15.56, an expected term of 4 years and a risk-free rate of 3.05%. As of December 31, 2018, the significant inputs included the fair value of Collegium’s common stock of $17.17, an expected term of 3.86 years and a risk-free rate of 2.48%. The expected term was based on the remaining contractual period of 3.86 years, and the volatility was determined using Collegium’s historical common stock volatility over the expected term.

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

The table below provides a summary of the changes in fair value recorded in interest expense, selling, general and administrative expense, and gain on divestiture of Lazanda measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	December 31,
	2018	2017	2016
Fair value, beginning of the period	$1,613	$14,825	$14,971
Changes in fair value recorded in interest expense	124	1,079	2,408
Changes in fair value recorded in selling, general and administrative expenses	(515)	(7,708)	(122)
Royalties and milestone paid	(184)	(3,068)	(2,432)
Divestiture of Lazanda	—	(3,515)	—
Total	$1,038	$1,613	$14,825

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 (the 2021 Notes), is based on a market approach. The estimated fair value was approximately $231.8 million (par value $345.0 million) as of December 31, 2018 and represents a Level 2 valuation. The principal amount of the Senior Notes approximates their fair value as of December 31, 2018 and represents a Level 2 valuation. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2018 and December 31, 2017.

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$95	$—	$—	$95
Commercial paper	—	23,670	—	23,670
Corporate debt securities	—	1,205	—	1,205
Total	$95	$24,875	$—	$24,970
Liabilities:
Contingent consideration—Zipsor	$—	$—	$464	$464
Contingent consideration—Lazanda	—	—	156	156
Contingent consideration—CAMBIA	—	—	993	993
	$—	$—	$1,613	$1,613

NOTE 4.  REVENUE

The following table summarizes revenue from contracts with customers for the years ended December 31, 2018, 2017 and 2016 (in thousands) into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	December 31,
	2018	2017	2016
Product sales, net:
Gralise	$58,077	$77,034	$88,446
CAMBIA	35,803	31,597	31,273
Zipsor	16,387	16,700	27,539
Total neurology product sales, net	110,267	125,331	147,258
NUCYNTA products	18,944	239,539	281,261
Lazanda	755	15,010	26,547
Total product sales, net	129,966	379,880	455,066
Commercialization agreement:
Commercialization rights and facilitation services, net	100,038	—	—
Revenue from transfer of inventory	55,705	—	—
Royalties and milestone revenue	26,061	844	831
Total revenues	$311,770	$380,724	$455,897

NUCYNTA product sales for the year ended December 31, 2018 reflect the Company’s sales of NUCYNTA between January 1 and January 8, 2018. During the year ended December 31, 2018 the Company recognized sales reserve estimate adjustments related to sales recognized for NUCYNTA and Lazanda in prior periods.  Separately, during the first quarter of 2018, in connection with the Collegium transaction, the Company recognized Nucynta product revenue of $12.5 million related to the release of NUCYNTA sales reserves which were primarily recorded in the fourth quarter of 2017, as financial responsibility for those reserves transferred to Collegium upon closing of the Commercialization Agreement.

Original Commercialization Agreement with Collegium

In December 2017, the Company, Collegium and Collegium NF, LLC, a Delaware limited liability company and wholly owned subsidiary of Collegium (Newco), entered into a Commercialization Agreement (Commercialization Agreement), pursuant to which the Company granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the United States.  Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. The Company also agreed to provide services to Collegium, including to arrange for the supply of NUCYNTA products by the Company’s existing contract manufacturing organizations (“CMOs”) (the “Facilitation Services”). The Company identified the following three promised goods and services under the Commercialization Agreement: (1) the license to commercialize the NUCYNTA pain products (License), (2) services to arrange for supplies of NUCYNTA pain products using the Company’s existing contract manufacturing contracts with third parties (Facilitation Services); and (3) the transfer of control of all NUCYNTA finished goods held at closing (Inventory Transfer).
The Inventory Transfer was deemed to be a distinct performance obligation which was completed during the first quarter of 2018. The Company concluded that the License and the Facilitation Services are not distinct from one another as the Commercialization Agreement does not grant to Collegium a license to manufacture NUCYNTA. The Company (i) exclusively controls the intellectual property underlying the NUCYNTA products for the United States market, (ii) retains responsibility for facilitating NUCYNTA product supply through its CMOs, and (iii) exclusively maintains all CMO contractual relationships. As a result, Collegium’s right to commercialize NUCYNTA is inherently dependent upon the Facilitation Services. Because (i) Collegium is contractually required to use the Facilitation Services to arrange for product supply and (ii) tapentadol is a Schedule II controlled substance for which manufacturing arrangements are not easily transferred or bypassed, there is strong interdependency between the License and the Facilitation Services. These Facilitation Services are administrative in nature but necessary for the commercialization right to have utility to Collegium.

In January 2018, the Company determined the total fixed elements of the transaction price to be $553.2 million, which consisted of $537.0 million in total annual minimum royalty payments for years 2018 through 2021, a $10.0 million upfront fee, and a $6.2 million payment for NUCYNTA finished goods inventory. The Company determined that the duration of the Commercialization Agreement began on the effective date of January 9, 2018 and lasts through December 31, 2021, including the minimum royalty period and the period in which Collegium would incur a $25.0 million termination penalty on terminating the Commercialization Agreement. Beginning January 1, 2022 and for each year of the Commercialization Agreement thereafter, royalties are: (i) 58% of net sales of NUCYNTA up to $233 million, payable quarterly within 45 days of the end of each calendar quarter, plus (ii) 25% of annual net sales of NUCYNTA between $233 million and $258 million, plus (iii) 17.5% of annual net sales of NUCYNTA above $258 million. Payments described in clauses (ii) and (iii) hereof will be paid annually within 60 days of the end of the calendar year.

The portion of the transaction price allocated to the Inventory Transfer was $55.7 million and was recognized on the closing date as the control of such inventory was transferred to Collegium. The portion of the transaction price allocated to the License and Facilitation Services, as a combined performance obligation, was $497.5 million and would be recognized over ratably though December 31, 2021.

In addition, Collegium assumed responsibility for a portion of the royalties owed by the Company to a third party on sales of NUCYNTA. The royalties owed by Collegium to the third party are 14% of sales with the Company ensuring a minimum royalty of $34.0 million per year on net sales of NUCYNTA greater than $180.0 million. The Company is obligated to cover any shortfall between the minimum royalty amount of $34.0 million and the amounts paid to the third party by Collegium for each of the years ended December 31, 2018 through 2021, as a result of which the Company could be obligated to pay up to $8.8 million per year for each of the years ended December 31, 2018 through 2021.

Amended Commercialization Agreement with Collegium

On November 8, 2018, the Company, Collegium and Newco entered into a third amendment to the Commercialization Agreement (Amendment). Pursuant to the Amendment, the royalties payable by Collegium to the Company in connection with Collegium’s commercialization of NUCYNTA were amended such that effective as of January 1, 2019 through December 31, 2021, the Company will receive: (i) 65% of net sales of NUCYNTA up to $180 million, plus (ii) 14% of annual net sales of NUCYNTA between $180 million and up to $210 million, plus (iii) 58% of annual net sales of NUCYNTA between $210 million and $233 million, plus (iv) 20% of annual net sales of NUCYNTA between $233 million and up to $258 million, plus (v) 15% of annual net sales of NUCYNTA above $258 million. The Amendment does not change the royalties that the Company will receive on annual net sales of NUCYNTA by Collegium for the period beginning January 1, 2022 and for each year of the Commercialization Agreement term thereafter.

The Amendment provides that Collegium shall reimburse the Company for the amount of any minimum annual royalties paid by the Company to the third party on net sales of NUCYNTA during the first four years of the Commercialization Agreement beginning in 2019. The Amendment also provides for Collegium to share certain costs related to the License. The reimbursement and the cost sharing are considered variable consideration. The Amendment is being accounted for prospectively.

In connection with the Amendment Collegium issued the Company a warrant to purchase up to 1,041,667 shares of Collegium common stock at an exercise price of $19.20 per share (Warrant). The Warrant is exercisable for a period of four years and contains customary terms, including with regard to net exercise. The Warrant was valued at $8.8 million as of the date of the Amendment and is considered to be a component of the fixed consideration associated with the Commercialization Agreement. These Warrants are included in Investments on the Company’s Consolidated Balance Sheet, however, as they are non-cash they do not impact investing cash flows.

In November 2018, the Company determined the total fixed elements of the transaction price following the Amendment to be $157.0 million, which consisted of $132.0 million in total annual minimum royalty payments for 2018, the $10.0 million upfront fee, the $6.2 million payment for NUCYNTA finished goods inventory and the $8.8 million attributed to the Warrant. There were no new performance obligations following the modification of the Commercialization Agreement and at the time of the modification, the remaining periods in the series of services related to the single performance obligation to deliver the license and provide facilitation services are distinct from those prior to the modification. As a result, the modification was accounted for as a termination of the old arrangement and the entering into of a new agreement, in accordance with the guidance of ASC 606.

Pursuant to the Amendment, Collegium may only terminate the Commercialization Agreement after December 31, 2020, with 12-months’ notice. In the event any such termination notice has an effective date of termination prior to December

31, 2022, then Collegium shall pay a $5 million termination fee to the Company concurrent with the delivery of such notice. The Company determined that the $5 million termination fee is not substantive and therefore the duration of the Commercialization Agreement is unchanged by the Amendment and lasts through December 31, 2021, which is consistent with the contractual period in which the Company and Collegium have enforceable rights and obligations.

The Amendment provides that the Company may terminate the Commercialization Agreement upon 60 days’ prior written notice to Collegium in the event that (i) the net sales of NUCYNTA by Collegium during any period of 12 consecutive calendar months ending on or before December 31, 2021 are less than $180 million, or (ii) the net sales of NUCYNTA by Collegium during any period of 12 consecutive calendar months commencing on or after January 1, 2022 are less than $170 million.

2018 Revenue from the Commercialization Agreement

For the year ended December 31, 2018, the Company recognized royalty revenue from the Commercialization agreement of $155.7 million. The revenue recognized in 2018 under the Commercialization Agreement is impacted by both the original Commercialization Agreement and the Amendment and is comprised of the following components:

•	The Company recognized $55.7 million related to the transfer of inventory upon closing

•
From the effective date of the Commercialization Agreement, January 8, 2018 through the date of the Amendment on November 8, 2018 the Company recognized fixed consideration of $103.8 million which is the ratable recognition of the transaction price allocated to the combined license and facilitation performance obligation.

•
Assertio recognized revenue and expenses related to the third party royalties in 2018 which resulted in a net gross-to-net adjustment of $3.7 million, which reduces commercialization revenue, which is the Company’s obligation related to the shortfall discussed above.

•
Of the variable components of the amended Commercialization Agreement, recognition of the variable royalty revenue which becomes effective for sales beginning January 1, 2019 and Collegium’s payment of royalties to a third party were constrained by the sales based royalty exception and revenue related to the reimbursement for certain costs related to the NUCYNTA license was insignificant for the post-modification period.

Cash collected from Collegium in 2018 includes the upfront payments of $10.0 million for facilitation services and $6.2 million for inventory as well as the annual minimum royalty amounts, payable by Collegium in equal quarterly installments which are $30.8 million for the three months ended March 31, 2018 and $33.8 million per a quarter for the second, third and fourth quarters of 2018. For the year ended December 31, 2018, $132.0 million was received by the Company with respect to royalty payments.

Royalties obligations related to NUCYNTA sales for the year ended December 31, 2018 were $34.0 million of which approximately $29.5 million were paid directly by Collegium to the third party.
Contract Assets

The following table presents changes in the Company’s contract assets as of December 31, 2018 (in thousands):

	Balance			Balance
	as of			as of
	December 31, 2017	Additions	Deductions	December 31, 2018
Contract assets:
Contract asset, net - Collegium	$—	$55,705	$(53,289)	$2,416
Contract asset - Ironwood	—	5,000	(5,000)	—
	—	60,705	(58,289)	2,416

The Collegium contract asset represents the conditional right to consideration for completed performance under the Commercialization Agreement arising from the transfer of inventory to Collegium on the date of closing of the agreement in January 2018 net of the contract liability of $10.0 million resulting from the upfront payment received and the $8.8 million of warrants received. Portions of the contract asset are reclassified to accounts receivable when the right to consideration becomes unconditional. As of December 31, 2018, $0.8 million and $1.6 million of the contract asset has been recorded within “Prepaid and other current assets” and “Other long-term assets,” respectively.

The Ironwood contract asset is discussed further below.

Collaboration and License Agreements

Ironwood Pharmaceuticals, Inc.  The future contingent milestones under the Ironwood Agreement are considered variable consideration and are estimated using the most likely method. As part of adopting ASC 606, the Company evaluated whether the future milestones under the Ironwood Agreement should have been included as part of the transaction price in periods before January 1, 2018. The Company concluded that because of development and regulatory risks at the time, it was probable that a significant revenue reversal could have occurred. Accordingly, the associated future contingent milestone values were not included in the transaction price for periods before January 1, 2018. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment. During the second and third quarter of 2018, the Company recognized and collected, respectively, a $5.0 million milestone payment related to the dosing of the first patient in a Phase 3 trial. There was no revenue recognized under this agreement for the year ended December 31, 2017.

PDL BioPharma, Inc. In October 2013, the Company sold its interests in royalty and milestone payments under its license agreements relating to the Company’s Acuform technology in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million. On August 2, 2018 the Company sold its remaining interest in such payments to PDL for $20.0 million. The $20.0 million of revenue was recognized as royalty revenue in the third quarter of 2018.

ASC 606 Adoption

The Company considered the adoption of the new revenue standard, ASC 606, compared to what would have been recognized by the Company under the prior revenue standards, ASC 605. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2018.

NOTE 5. ACCOUNTS RECEIVABLES, NET

Accounts receivables, net, consist of the following (in thousands):

	December 31, 2018	December 31, 2017

Product sales, net	$23,078	$71,919
Receivables from Collegium	14,011	—
Other	122	563
Total accounts receivable, net	$37,211	$72,482

NOTE 6. INVENTORIES

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or net realizable value and consists of the following (in thousands):

	December 31,	December 31,
	2018	2017
Raw materials	$1,376	$3,008
Work-in-process	732	204
Finished goods	1,288	9,830
Total	$3,396	$13,042

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2018	2017
Furniture and office equipment	$2,237	$5,986
Machinery and equipment	11,391	10,783
Laboratory equipment	351	3,335
Leasehold improvements	9,858	6,841
	23,837	26,945
Less: Accumulated depreciation and amortization	(10,773)	(13,921)
Property and equipment, net	$13,064	$13,024

Depreciation expense was $4.7 million, $2.0 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Depreciation for the year ended December 31, 2018 includes $2.7 million of accelerated depreciation related of leasehold improvements in our former Newark, California headquarters in anticipation of our exit of that facility on September 30, 2018.

NOTE 8. INTANGIBLE ASSETS

The gross carrying amounts and net book values of the Company’s intangible assets were as follows (in thousands):

	December 31, 2018				December 31, 2017
Product rights	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
NUCYNTA	7.0	$1,019,978	$(360,891)	$659,087	$1,019,978	$(266,590)	$753,388
CAMBIA	5.0	51,360	(25,891)	25,469	51,360	(20,755)	30,605
Zipsor	3.3	27,250	(19,707)	7,543	27,250	(17,370)	9,880
		$1,098,588	$(406,489)	$692,099	$1,098,588	$(304,715)	$793,873

Future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2019	$101,774
2020	101,774
2021	101,774
2022	99,969
2023	99,227
Thereafter	187,581
Total	$692,099

NOTE 9. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accrued compensation	$5,475	$7,345
Accrued royalties	2,773	17,370
Accrued restructuring and one-time termination costs	1,578	9,483
Other accrued liabilities	21,535	26,298
Total accrued liabilities	$31,361	$60,496

NOTE 10. DEBT

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

The Senior Notes will mature on April 14, 2021 (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate for the three months ended December 31, 2018 and 2017 was 12.15% and 11.09%, respectively.

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

The remaining $282.5 million of Senior Notes can be prepaid, at the Company’s option. The Company is required to repay the outstanding Senior Notes in full if the principal amount outstanding on its existing 2.50% Convertible Senior Notes due 2021 as of March 31, 2021, is greater than $100.0 million. In addition, if the successor entity in a Major Transaction, as defined in the Note Purchase Agreement, does not satisfy specified qualification criteria, the Purchasers may require the Company to prepay the Senior Notes upon consummation of the Major Transaction in an amount equal to the principal amount of outstanding Senior Notes, accrued and unpaid interest and a prepayment premium in an amount equal to what the Company would have otherwise paid in an optional prepayment described in the following paragraph. The Company is required to make mandatory prepayments on the Senior Notes in an amount equal to the proceeds it receives in connection with asset dispositions in excess of $10.0 million, together with accrued and unpaid interest on the principal amount prepaid.

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

On December 4, 2017, the Company and the Purchasers entered into an Amendment to the existing Note Purchase Agreement.  The Amendment facilitated the Company’s entry into the Collegium Commercialization Agreement.

In connection with its entry into the Commercialization Agreement, the Purchasers (i) waived the requirement that some or all of the Asset Disposition Proceeds realized from the granting of the Exclusive License be used to prepay the outstanding principal amount of the Notes pursuant to Section 2.7(b) of the Note Purchase Agreement and (ii) agreed to (a) replace the minimum net sales covenant in Section 6.7 of the Note Purchase Agreement with a minimum EBITDA covenant, and (b) made certain other amendments related to the amortization of the Notes. In addition, the prepayment premiums were amended to 4% of the principal amount of the Notes to be prepaid, if such prepayment occurs after the second anniversary of the Purchase Date but on or prior to the fifth anniversary of the Purchase Date; and (iii) zero, if such prepayment occurs after the fifth anniversary of the Purchase Date. The Amendment also modifies the repayment schedule; and required the Company to prepaying and retiring $10.0 million of the Senior Notes and paying a $0.4 million prepayment fee. The Company paid a $3.0 million upfront non-refundable amendment fee which, pursuant to the terms of the modification, can be off-set dollar for dollar against any future prepayment fees. The Purchasers have also consented to terms and conditions of the Amendment to the Commercialization Agreement with Collegium described in Note 4 “Revenue”.

The Company accounted for the December 2017 amendment as a debt modification in accordance with the applicable accounting standards. Accordingly, the $3.0 million amendment fee paid to the Purchasers was capitalized and is being amortized over the remaining term of the Senior Notes.

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

The Company was in compliance with its covenants with respect to the Senior Notes as of December 31, 2018. See Note 18 - Subsequent Events for discussion of Amendment four to the Senior Notes which was entered into in January 2019.

The remaining principal amount of the Senior Notes repayable each year is as follows (in thousands):

2019	$120,000
2020	80,000
2021	82,500
Total	$282,500

The Company is scheduled to make the Senior Notes principal payments of $120.0 million prior to December 31, 2019 and has classified this portion of the Senior Notes within the current liabilities section of the consolidated balance sheet.

The following is a summary of the carrying value of the Senior Notes as of December 31, 2018 and 2017 (in thousands):

	December 31,	December 31,
	2018	2017
Principal amount of the Senior Notes	$282,500	$365,000
Unamortized debt discount balance	(2,541)	(4,717)
Unamortized debt issuance costs	(1,650)	(3,063)
Total Senior Notes	$278,309	$357,220

The debt discount and debt issuance costs will be amortized as interest expense through April 2021. The following is a summary of Senior Notes interest expense (in thousands):

	December 31,
	2018	2017	2016
Contractual interest expense	$38,242	$44,212	$54,722
Amortization of debt discount and debt issuance costs	3,589	2,631	2,261
Total interest expense	$41,831	$46,843	$56,983

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

Prior to March 1, 2021, holders of the 2021 Convertible Notes can convert their securities, at their option: (i) during any calendar quarter commencing after December 31, 2015, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $25.01 (130% of the $19.24 conversion price) on each applicable trading day (ii) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and (iii) at any time upon the occurrence of specified corporate transactions, to include a change of control (as defined in the Notes Indenture). On or after March 1, 2021 to the close of business on the second scheduled trading day immediately preceding the maturity date, the holders of the 2021 Convertible Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. The initial conversion rate of 51.9852 shares of common stock per $1,000 principal amount of Convertible Notes is equivalent to a conversion price of approximately $19.24 per share of common stock.

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

The closing price of the Company’s common stock did not exceed 130% of the $19.24 conversion price, for the required period during the quarter ended December 31, 2018. As a result, the Convertible Notes are not convertible as of December 31, 2018.

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

The following is a summary of the liability component of the Convertible Notes as of December 31, 2018 and 2017 (in thousands):

	December 31,	December 31,
	2018	2017
Principal amount of the Convertible Notes	$345,000	$345,000
Unamortized discount of the liability component	(54,521)	(71,799)
Unamortized debt issuance costs	(2,681)	(3,691)
Total Convertible Notes	$287,798	$269,510

The debt discount and debt issuance costs will be amortized as interest expense through September 2021. The following is a summary of interest expense for 2018, 2017 and 2016 (in thousands):

	December 31,
	2018	2017	2016
Stated coupon interest	$8,624	$8,625	$8,625
Amortization of debt discount and debt issuance costs	18,288	16,784	15,412
Total interest expense	$26,912	$25,409	$24,037

NOTE 11. RESTRUCTURING CHARGES

Restructuring and One-Time Termination Costs

In June 2017, the Company announced a limited reduction-in-force in order to streamline operations and achieve operating efficiencies, the activities related to that reduction-in-force were completed during the third quarter of 2017.  In December 2017, the Company initiated a company-wide restructuring plan following the entry into the Commercialization Agreement with Collegium. Pursuant to this plan, in February 2018, the Company eliminated the pain sales force, consisting of approximately 230 sales representative and 25 manager positions. In addition, the Company reduced the staff at the headquarters office during the second quarter of 2018. In the third quarter of 2018, the corporate headquarters was relocated from Newark, California to Lake Forest, Illinois.

The following table summarizes the total expenses recorded related to the 2018 restructuring and one-time termination cost activities by type of activity and the locations recognized within the consolidated statements of operations as restructuring costs (in thousands):

	December 31,
	2018	2017	2016
Employee compensation costs	$16,852	$13,247	$—
Fixed Asset disposals and accelerated depreciation of leasehold improvements	3,511	—	—
Other exit costs	238	—	—
Total restructuring costs	$20,601	$13,247	$—

Selected information relating to accrued restructuring, severance costs and one-time termination costs is as follows (in thousands):

	Employee separation costs	Other exit costs	Total
Net accruals	13,247	—	13,247
Non-cash additions/(reductions)	—	—	—
Cash paid	(3,764)	—	(3,764)
Balance at Balance at December 31, 2017	$9,483	$—	$9,483
Net accruals	16,852	3,749	20,601
Non-cash additions/(reductions)	(2,146)	(3,511)	(5,657)
Cash paid	(22,611)	(238)	(22,849)
Balance at Balance at December 31, 2018	$1,578	$—	$1,578

As of December 31, 2018, the full $1.6 million accrued restructuring liability balance was classified as a current liability in the Consolidated Balance Sheet. Non-cash charges related to stock based compensation and accelerated amortization of leasehold improvements at the Newark, CA headquarters. The Company expects costs related to the December 2017 restructuring plan, incurred in 2019, to be insignificant.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

The Company has non-cancelable operating leases for its office and laboratory facilities and it is obligated to make payments under non-cancelable operating leases for automobiles used by its sales force. Future minimum lease payments under the Company’s non-cancelable operating leases at December 31, 2018 were as follows (in thousands):

Year Ending December 31,	Lease Payments
2019	$2,624
2020	2,526
2021	2,322
2022	2,188
2023	632
Thereafter	—
Total	$10,292

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
The Company relocated its corporate headquarters from Newark, California to Lake Forest, Illinois in the third quarter of 2018. The Company has entered into two subleases, one in September 2018 and the second in February 2019, which, together, account for the entirety of the Newark facility. The value of these subleases is in excess of the Company's remaining costs under the Newark lease and therefore no cease use cost has been recognized.

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

As of December 31, 2018, the aggregate rent payable over the remaining term of the lease agreements was approximately $6.4 million on the Newark Lease and $3.0 million on the Lake Forest Lease. Deferred rent was approximately $1.6 million as of December 31, 2018 and $1.4 million as of December 31, 2017. As of December 31, 2018, the Company had a liability of $3.6 million related to the deferred recognition of tenant improvement allowances. Rent expense relating to the Newark and Lake Forest lease agreements was $0.6 million, $0.3 million and $0.6 million for 2018, 2017 and 2016, respectively.

In December 2013, the Company entered into an operating lease agreement with Enterprise FM Trust (Enterprise) for the lease of vehicles to be used by the Company’s sales force. The Company began receiving vehicles in the second quarter of 2014, with the lease terms ranging from 18 to 36 months. During the three months ended June 30, 2015, the Company entered into an additional lease with Enterprise, under the existing lease terms. The Company received the additional vehicles in the second half of 2015. As of December 31, 2018, the aggregate rent payable over the remaining term of the vehicle lease agreement was approximately $0.8 million. Rent expense relating to the lease of cars was $0.8 million, $3.2 million and $3.2 million for 2018, 2017 and 2016, respectively.

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
Notices of appeal were filed by defendants Alkem and Roxane concerning the validity of the ’364 and ’130 patents. The Company filed its own cross-appeal with regard to the Court’s finding that Roxane and Actavis will not infringe the claims of the ’130 Patent. The appeals have been consolidated at the Federal Circuit.  Briefing concluded in March 2018 and oral arguments occurred on September 4, 2018.  It is estimated that the Federal Circuit will issue a written decision in the first quarter of 2019.  The ‘593 patent is not the subject of any appeals.

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
On July 9, 2018, the Court issued an order administratively terminating the case pending the outcome of settlement discussions between the parties. On August 28, 2018, the Company and each of Purdue, The P.F. Laboratories, Inc. a New Jersey corporation, and Purdue Pharmaceuticals L.P., a Delaware limited partnership (collectively, Purdue Companies), entered into a Settlement Agreement. Pursuant to the Settlement Agreement: (i) Purdue Companies paid the Company $30 million on August 28, 2018 and paid the Company an additional $32 million on January 30, 2019; (ii) each party covenanted not to the sue the other with regard to any alleged infringement of such party’s patents or patent rights as a result of the commercialization of the other party’s current product portfolio; (iii) each party covenanted not to challenge the other party’s patents or patent rights covering such other party’s current product portfolio; and (iv) each party agreed to a mutual release of claims relating to any claim or potential claim relating to the other party’s current product portfolio.

Securities Class Action Lawsuit and Related Matters

On August 23, 2017, the Company, its current chief executive officer and president, its former chief executive officer and president, and its former chief financial officer were named as defendants in a purported federal securities law class action filed in the United States District Court for the Northern District of California (Huang v. Depomed et al., No. 3:17-cv-4830-JST, N.D. Cal.). The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its opioid products and contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. In an amended complaint filed on February 6, 2018, the lead plaintiff (referred to in its pleadings as the Depomed Investor Group), which seeks to represent a class consisting of all purchasers of Company common stock between July 29, 2015 and August 6, 2017, asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018. The lead plaintiff filed an opposition to the motion on June 8, 2018. The Company and the individuals filed a reply in support of their motion to dismiss on July 23, 2018. Oral arguments took place on December 13, 2018. The Company believes that the action is without merit and intends to contest it vigorously.
In addition, five shareholder derivative actions were filed on behalf of the Company against its officers and directors for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the federal securities laws. The claims arise out of the same factual allegations as the class action. The first derivative action was filed in the Superior Court of California, Alameda County on September 29, 2017 (Singh v. Higgins et al., RG17877280). The second and third actions were filed in the Northern District of California on November 10, 2017 (Solak v. Higgins et al., No. 3:17-cv-6546-JST) and November 15, 2017 (Ross v. Fogarty et al., No. 3:17-cv-6592- JST). The fourth action was filed in the District of Delaware on December 21, 2018 (Lutz v. Higgins et al, No. 18-2044-CFC). The fifth derivative action was filed in the Superior Court of California, Alameda County on January 28, 2019 (Youse v. Higgins et al, No. HG19004409). On December 7, 2017, the plaintiffs in Solak v. Higgins, et al. voluntarily dismissed the first federal derivative action. The Ross, Singh, and Lutz actions were stayed on January 18, 2018, January 23, 2018, and January 11, 2019, respectively, pending the resolution of the motion to dismiss in the securities class action. The parties in the Singh and Youse actions are seeking to consolidate those cases and stay the consolidated matter pending the resolution of the motion to dismiss.  The Company believes that these actions are without merit and intends to contest them vigorously.

Opioid-Related Request and Subpoenas

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state, and local regulatory and governmental agencies. The Company received a letter from Senator Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information from the Company regarding its historical commercialization of opioid products. The Company voluntarily furnished information responsive to Sen. McCaskill’s request. The Company has also received subpoenas or civil investigative demands focused on its historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various State Attorneys General seeking documents and information regarding the Company’s historical sales and marketing of opioid products. In addition, the State of California Department of Insurance (CDI) has issued a subpoena to the Company seeking information relating to its historical sales and marketing of Lazanda. The CDI subpoena also seeks information on Gralise, a non-opioid product in the Company’s portfolio. The Company has received subpoenas from the U.S. Department of Justice (DOJ) seeking documents and information regarding its historical sales and marketing of opioid products. The Company also from time to time receives and complies with subpoenas from governmental authorities related to investigations primarily directed at third parties, including health care practitioners, pursuant to which the Company’s records related to agreements with and payments made to those third parties, among other items, are produced. As a general matter, the Company is cooperating with all of the requests from and investigations by the regulators described above.
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

For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (MDL Court) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 1,000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been transferred to the MDL Court. The Company is currently involved in 19 lawsuits that have been transferred to the MDL Court and one additional federal lawsuit in the Eastern District of Missouri. Plaintiffs may file additional lawsuits in which the Company may be named. Plaintiffs in the federal cases include county and municipal governmental entities, employee benefit plans, health clinics and health insurance providers who assert federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence or deceptive trade practices. In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. These lawsuits are in the earliest stages of proceedings, and the Company intends to defend itself vigorously in these matters.
State Opioid Litigation

Related to the cases in the MDL Court noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. The Company is currently named in 20 such cases -- three filed in Texas, three in Pennsylvania, six in Utah, four in Missouri, two in Nevada and one each in Arizona and Arkansas. Plaintiffs may file additional lawsuits in which the Company may be named. In these cases, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking past and future damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. These lawsuits are likewise in their earliest stages, and the Company intends to defend itself vigorously in these matters.
Insurance Litigation

On January 15, 2019, the Company was named as a defendant in a declaratory judgment action filed by Navigators Specialty Insurance Company (Navigators) in the United States District Court for the Northern District of California (Case No. 3:19-cv-255). Navigators is the Company’s primary product liability insurer. Navigators is seeking declaratory judgment that opioid litigation claims noticed by the Company (as further described above under “Multidistrict Opioid Litigation” and “State Opioid Litigation”) are not covered by the Company’s policies with Navigators. The Company filed a response to the complaint on February 28, 2019.
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

The Company used the following assumptions to calculate the fair value of option grants for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Employee and Director Stock Options
Risk-free interest rate	2.17%	1.65 - 1.93%	0.90 - 1.78%
Expected option term (in years)	4.34	4.24 - 4.30	4.23 - 4.31
Expected stock price volatility	61.94%	51.67 - 59.59%	48.39 - 50.96%

The Company used the following assumptions to calculate the fair value of stock purchase rights granted under the ESPP for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Employee Stock Purchase Plan
Risk-free interest rate	2.05-2.50%	1.07 - 1.45%	0.49 - 0.60%
Expected option term (in years)	0.5	0.5	0.5
Expected stock price volatility	56.1-58.6%	52.2 - 82.0%	48.1 - 67.5%

The following table presents stock‑based compensation expense recognized for stock options, restricted stock units and the ESPP in the Company’s Statements of Operations (in thousands):

	2018	2017	2016
Cost of sales	$30	$98	$43
Research and development expense	446	710	496
Selling, general and administrative expense	9,963	12,157	16,633
Restructuring charges	2,146	51	—
Total	$12,585	$13,016	$17,172

The weighted‑average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $4.32, $5.55 and $6.81, respectively. The weighted‑average grant date fair value of stock purchase rights granted under the ESPP during the years ended December 31, 2018, 2017 and 2016 was $1.73, $2.97 and $6.09, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $0.6 million, $5.0 million and $6.6 million, respectively. The total grant date fair value of options that vested during the years ended December 31, 2018, 2017 and 2016 was $2.3 million, $4.7 million and $9.3 million, respectively. At December 31, 2018, the Company had $14.0 million of total unrecognized compensation expense, related to stock option grants and restricted stock units that will be recognized over an average vesting period of 2 years. Cash received from stock option exercises was $1.5 million, $7.0 million and $6.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. There is no stock‑based compensation recorded within inventory in any of the years presented. The recognized tax benefits on total stock-based compensation expense during the years ended December 31, 2018, 2017 and 2016 was $0.7 million, $0.4 million and $0.6 million, respectively.

2004 Equity Incentive Plan

The Company’s 2004 Equity Incentive Plan (2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of non-statutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 2004 Plan was 14,450,000 shares and there were no more shares available for future issuance at December 31, 2018.

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

The following tables summarize the activity for the year ended December 31, 2018 under the 2004 Plan:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2017	1,786,041	$7.62
Options granted	—	—
Options exercised	(277,443)	5.37
Options forfeited	(6,965)	12.69
Options expired	(332,221)	9.56
Options outstanding at December 31, 2018	1,169,412	$7.57
Options vested and expected to vest at December 31, 2018	1,169,412	$7.57
Options exercisable at December 31, 2018	1,169,412	$7.57

	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2018	1.78	$29
Options vested and expected to vest at December 31, 2018	1.78	$29
Options exercisable at December 31, 2018	1.78	$29

There have been no restricted stock units granted under the 2004 Equity Incentive Plan.

Equity Match Program

On December 6, 2017, the Company Board of Directors approved a one-time incentive program (the Equity Match Program) for the Company’s Chief Executive Officer (the CEO). The Equity Match Program is intended to provide an incentive for the CEO to purchase shares of the Company’s common stock, no par value (the Common Stock), through open-market purchases between December 5, 2017 and February 3, 2018 (the Purchase Period). Under the terms of the Equity Match Program, for each $100,000 of Common Stock purchased by the CEO during the Purchase Period (up to $600,000 in total), the Company will grant the CEO an award of restricted stock units (the Matching Units) under the Company’s 2014 Omnibus Incentive Plan having a grant-date value equal to the purchase price of the Common Stock purchased by the CEO (rounded down to the nearest $100,000). The Matching Units will be granted on the first business day following the earlier of: (i) the CEO’s purchase of a total of $600,000 of Common Stock, or (ii) the end of the Purchase Period. The Matching Units will vest in full on the third anniversary of the first day during the Purchase Period that the CEO purchased Common Stock in the open market, subject to the CEO’s continued employment through such date. Notwithstanding the foregoing, the Matching Units may vest in full upon a termination without cause or resignation for good reason (including following a change of control of the Company), or upon the CEO’s death or total and permanent disability. As of December 31, 2018, 75,000 shares of the Company Common Stock had been purchased by the CEO at an average price per share of $8.16 and Matching Units of 73,529 shares were awarded, with a fair value of $8.16 at the grant date.

2014 Omnibus Incentive Plan

The Company’s 2014 Omnibus Incentive Plan (2014 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2014. The 2014 Plan provides for the grant of stock options, stock appreciation rights, stock awards, cash awards and performance award to the employees, non-employee directors and consultants of the Company. The number of shares authorized under the 2014 Plan is 12,130,000 shares, of which 5,751,303 were available for future issuance at December 31, 2018.

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

The following table summarize the activity for the year ended December 31, 2018 under the 2014 Plan:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2017	3,455,769	$14.24
Options granted	75,304	8.55
Options exercised	—	—
Options forfeited	(1,270,762)	13.20
Options expired	(798,842)	17.83
Options outstanding at December 31, 2018	1,461,469	$12.90
Options vested and expected to vest at December 31, 2018	1,461,469	$12.90
Options exercisable at December 31, 2018	808,141	$14.30

	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2018	6.75	$—
Options vested and expected to vest at December 31, 2018	6.75	$—
Options exercisable at December 31, 2018	6.04	$—

Restricted stock units generally vest over three or four years, with 33% or 25% of each award vesting annually, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)
Non-vested restricted stock units at December 31, 2017	1,166,046	$10.69
Granted	1,897,661	6.84
Vested	(539,898)	9.77
Forfeited	(585,021)	9.05
Non-vested restricted stock units at December 31, 2018	1,938,788	$6.94	1.24

The total fair value of restricted stock vested during 2018 was $3.1 million.

Performance-based Restricted Stock Units

During the twelve months ended December 31, 2018, the Company granted Performance Stock Units (PSUs) with an aggregate target award of 523,187 units and a weighted-average grant-date fair value of $10.58 per unit. The PSUs vest in annual cliffs over a three year period based on the Relative Total Shareholder Return (TSR) of the Company’s common stock against the Russell 3000 Pharmaceuticals Total Return Index over the period. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target. The recipients of the PSU awards will have voting rights and the right to receive a dividend once the underlying shares have been issued. The grant-date fair value is based upon the Monte Carlo simulation method.

The following table summarizes the PSU activity for the year ended December 31, 2018 under the 2014 Plan (in thousands, except per share data):

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining
		Fair	Contractual	Aggregate
	Number of	Value	Term	Intrinsic Value
	Shares	Per Share	(in years)	(in 000s)
Non-vested performance-based restricted stock units at December 31, 2017	—	$—
Granted	523,187	10.58
Vested	—	—
Forfeited	(148,363)	11.68
Non-vested performance-based restricted stock units at December 31, 2018	374,824	$10.14	2.09	1,353

As of December 31, 2018, total unrecognized compensation cost related to PSUs was $2.8 million which is expected to be recognized over the remaining weighted-average vesting period of 2.08 years.

NOTE 14. SHAREHOLDERS’ EQUITY

Reincorporation

On August 14, 2018, Depomed reincorporated from California to Delaware (the Reincorporation) and changed its name to Assertio Therapeutics, Inc. To effectuate the Reincorporation, Depomed merged with and into Assertio Therapeutics, Inc., a Delaware corporation and wholly owned subsidiary of Depomed prior to the effective time of the merger, with Assertio continuing as the surviving corporation. Pursuant to the merger, each share of Depomed common stock, no par value, was converted into one share of Assertio common stock, $0.0001 par value, and all outstanding Depomed equity awards were assumed by Assertio. As a result of the Reincorporation and the related conversion of each share of Depomed-California common stock, no par value, into one share of Assertio-Delaware common stock, $0.0001 par value, the Company has separated the par value of stock within Common Stock from additional-paid-in-capital on the Company's Consolidated Balance Sheets. The Company has elected to present this impact of the Reincorporation retrospectively. Accordingly, to conform to current year presentation, the Company reclassified $264.5 million from common stock to additional paid-in capital as of December 31, 2015 on the Company's Consolidated Balance Sheets.

Employee Stock Purchase Plan

In May 2004, the ESPP was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP is designed to allow eligible employees to purchase shares of the Company’s common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The number of shares authorized for issuance under the ESPP as of December 31, 2018 was 3,000,000, of which 302,549 shares were available for future issuance.

In 2018, the Company sold 106,500 shares of its common stock under the ESPP. The shares were purchased at a weighted‑average purchase price of $4.95 with proceeds of approximately $0.5 million. In 2017, the Company sold 261,569 shares of its common stock under the ESPP. The shares were purchased at a weighted‑average purchase price of $7.49 with proceeds of approximately $2.0 million.

Option Exercises

Employees exercised options to purchase 278,000 shares of the Company’s common stock with net proceeds to the Company of approximately $1.5 million during 2018. Employees exercised options to purchase 1,000,892 shares of the Company’s common stock with net proceeds to the Company of approximately $7.0 million during 2017.

NOTE 15. NET INCOME (LOSS) PER SHARE

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

(in thousands, except for per share amounts)	2018	2017	2016
Basic and diluted net income (loss) per share
Net income (loss)	$36,908	$(102,496)	$(88,720)
Denominator	63,794	62,702	61,297
Basic net income (loss) per share	$0.58	$(1.63)	$(1.45)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$36,908	$(102,496)	$(88,720)
Denominator:
Denominator for basic income (loss) per share	63,794	62,702	61,297
Add effect of diluted securities:
Stock options and equivalents	414	—	—
Denominator for diluted income (loss) per share	$64,208	$62,702	$61,297
Diluted net income (loss) per share	$0.57	$(1.63)	$(1.45)

The following table sets forth outstanding potential shares of common stock that are not included in the computation of diluted net income (loss) per share because, to do so would be anti-dilutive:

(in thousands)	2018	2017	2016
Convertible debt	17,931	17,931	17,931
Stock options and equivalents	3,701	5,618	3,371
Total potentially dilutive common shares	21,632	23,549	21,302

NOTE 16. ACQUISITIONS AND DISPOSITIONS

On November 7, 2017, the Company entered into an agreement with Slán Medicinal Holdings Limited (Slán) under which it (i) acquired from Slán certain rights to market the specialty drug, long-acting cosyntropin in the United States and (ii) divested to Slán all of its rights to Lazanda® (fentanyl) nasal spray CII. The term of the License Agreement for long-acting cosyntropin runs from November 7, 2017, through the end of the 10-year period following the first commercial sale of an approved product (Licensed Product), but the Company may terminate the License Agreement if the FDA determines that a Licensed Product is not approvable in the U.S. Under the terms of the Agreement, Slán is responsible for clinical and regulatory expenses associated with long-acting cosyntropin prior to its first approval by the U.S. Food and Drug Administration. Upon approval, the Company will be responsible for marketing and selling long-acting cosyntropin for the first seven years following the first commercial sale of a Licensed Product in the U.S., and Slán will be responsible for selling the Licensed Product during the remaining three years of the 10-year period.

The acquisition of exclusive rights to market long-acting cosyntropin in the United States was treated as an asset acquisition under the applicable guidance contained with U.S. GAAP. The fair value of the license to market long-acting cosyntropin was estimated to be approximately $24.9 million which, in accordance with the applicable accounting rules, was recorded as “acquired in process research and development” in the accompanying consolidated statements of operations as long-acting cosyntropin is still under development and the rights the Company acquired were deemed to have no alternative future use.

As consideration for this acquisition, the Company provided the seller all of the rights and obligations, as defined under the arrangement, associated with Lazanda and together with $5.0 million in cash to Slán. The divestiture of Lazanda was treated as a disposition of a business for accounting purposes and resulted in a gain of approximately $17.1 million which was recorded as “gain on divestiture of Lazanda” in the accompanying consolidated statements of operations. The Company determined that the divestiture of Lazanda does not qualify for reporting as discontinued operations as the divestiture does not constitute on its own a strategic shift that will have a major effect on the Company’s operations and financial results.

NOTE 17. INCOME TAXES

The (benefit) provision for income taxes consists of the following (in thousands):

Current:	2018	2017	2016
Federal	$896	$384	$1,087
State	171	(1,813)	140
	$1,067	$(1,429)	$1,227
Deferred:
Federal	$—	$—	$16,291
State	—	—	6,700
	—	—	22,991
Total (benefit) provision for income taxes	$1,067	$(1,429)	$24,218

A reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the statements of operations is as follows (in thousands):

	2018	2017	2016
Tax at federal statutory rate	$7,975	$(36,374)	$(22,580)
State tax, net of federal benefit	192	71	(748)
Research credit	(41)	(41)	(902)
Stock based compensation	1,259	159	1,435
Non-deductible meals and entertainment	223	973	955
Non-deductible other expense	308	6,508	1,426
Change in valuation allowance	(9,233)	1,326	44,632
Uncertain tax provisions	384	(1,611)	—
Tax rate changes	—	27,560	—
Total	$1,067	$(1,429)	$24,218

During 2018, the Company recorded income tax expense of approximately $1.1 million principally due to the increase in book income from Purdue litigation settlement.

During 2017, the Company recognized a tax benefit of approximately $1.4 million principally due to release of liability and accrued interest and penalties associated with uncertain tax

During 2016, the Company recorded income tax expense of approximately $24.2 million principally due to the recording of a full valuation allowance against its deferred tax assets.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the Tax Act). The Tax Act includes significant changes to the U.S. corporate income tax system including, but not limited to, a federal corporate rate reduction from 35% to 21% and limitations on the deductibility of interest expense and executive compensation. In order to calculate the effects of the new corporate tax rate on our deferred tax balances, ASC 740 Income Taxes (ASC 740) required the re-measurement of our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances were expected to reverse in the future. Due to the Company’s full valuation allowance position, there is no change to the presentation of the deferred tax balances on the financial statements, except for the re-measurement of these deferred tax balances in the income tax footnote. The re-measurement resulted in a one-time reduction in federal & state deferred tax assets of approximately $25.5 million, which was fully offset by a corresponding change to the Company’s valuation allowance.  In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 31, 2018, we completed our accounting for all tax effects related to the Tax Act, and there were no material adjustments recorded during the year to the previously recorded provisional amounts reflected in our 2017 financial statements.

As of December 31, 2018, the Company had net operating loss carry forwards for federal income tax purposes of approximately $4.9 million, which begin to expire in 2021. Net operating loss carryforwards for state income tax purposes were approximately $89.7 million, which begin to expire in 2018. The Company had federal and California state research and development credit carryforwards of $0.0 million and $2.6 million, respectively. The California state research and development credit has no expiration.

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

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	2018	2017
Deferred tax assets:
Net operating losses	$6,618	$16,391
Tax credit carryforwards	1,096	1,860
Intangibles	33,604	38,509
Stock-based compensation	2,286	1,505
Reserves and other accruals not currently deductible	10,706	12,094
Total deferred tax assets	54,310	70,359
Valuation allowance for deferred tax assets	(41,905)	(54,224)
	$12,405	$16,135
Deferred tax liabilities
Convertible debt	$(12,213)	$(16,135)
Fixed Assets	(192)	—
Net deferred tax asset (liability)	—	—

In 2018, the Company recorded a valuation allowance of $41.9 million to offset, in full, the benefit related to its net deferred tax assets as of December 31, 2018 because realization of the future benefits is uncertain. The Company reviewed both positive evidence such as, but not limited to, the projected availability of future taxable income and negative evidence such as the history of cumulative losses in recent years. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis, and assess whether an additional reserve or a release of the valuation allowance is required in future periods.

The valuation allowance decreased by $12.3 million, increased by $9.0 million, and increased by $44.6 million during the years ended December 31, 2018, 2017 and 2016 respectively.

The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1997 through 2017 and the applicable statutes of limitation have not expired with respect to those returns. Because of net operating losses and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination.

Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense by the Company. At December 31, 2018, the Company had approximately $1.4 million of accrued interest and penalties associated with any unrecognized tax benefits.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the three years ended December 31, 2018 (in thousands):

Unrecognized tax benefits—January 1, 2016	$5,686
Gross increases—current year tax positions	240
Gross increases—prior year tax positions	8,761
Unrecognized tax benefits—December 31, 2016	14,687
Gross increases—current year tax positions	3,423
Gross decreases—prior year tax positions	(966)
Unrecognized tax benefits—December 31, 2017	17,144
Gross increases—current year tax positions	262
Gross decreases—prior year tax positions	(1,342)
Unrecognized tax benefits—December 31, 2018	$16,064

The total amount of unrecognized tax benefit that would affect the effective tax rate is approximately $16.1 million as of December 31, 2018 and $17.1 million as of December 31, 2017. The Company has recorded an other asset of $5.3 million related to tax benefits that would be realized in 2018 if all uncertain tax positions were assessed.

The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

NOTE 18. SUBSEQUENT EVENTS

Amended Senior Note Agreement

In January 2019, the Company entered into a Fourth Amendment to Note Purchase Agreement (the “Amendment”) with respect to the Note Purchase Agreement, dated as of March 12, 2015, among the Company, the other credit parties party thereto, the purchasers party thereto and Deerfield. Pursuant to the Amendment, the minimum EBITDA covenant was replaced with a senior secured debt leverage ratio covenant and a minimum net sales covenant, the prepayment premium was adjusted to be 3% of the principal amount of notes prepaid on or prior to April 14, 2020 and 1% of the principal amount of notes prepaid thereafter, flexibility to sell certain royalty assets and/or modify the terms thereof was added, certain definitions were amended and certain other amendments were made. The Company paid a $3.2 million upfront non-refundable amendment fee.

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited quarterly financial data for each of the eight quarters beginning with the quarter ended March 31, 2017 through the quarter ended December 31, 2018 (in thousands). This quarterly financial data is unaudited, but has been prepared on the same basis as the annual financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	2018 Quarter Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Product sales	$44,354	$26,838	$29,435	$29,339
Total revenues	128,404	63,274	77,493	42,599
Gross margin on product sales	32,310	24,085	26,460	28,635
(Loss) income from operations	51,338	(4,225)	9,628	(13,082)
Net income (loss)	33,824	(21,048)	48,270	(24,138)
Basic net loss per share	$0.53	$(0.33)	$0.76	$(0.38)
Diluted net loss per share	$0.48	$(0.33)	$0.65	$(0.38)

	2017 Quarter Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Product sales	$90,285	$100,232	$95,204	$94,159
Total revenues	90,447	100,457	95,413	94,407
Gross margin on product sales	72,511	80,507	77,808	76,455
Loss from operations	(6,665)	(4,068)	1,238	(32,685)
Net loss	(26,741)	(26,659)	(15,992)	(33,104)
Basic net loss per share	$(0.43)	$(0.43)	$(0.25)	$(0.52)
Diluted net loss per share	$(0.43)	$(0.43)	$(0.25)	$(0.52)

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue	Change in Deferred Revenue	Deductions(1)	Balance at End of Year
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2018	$137,328	$122,481	$—	$(183,408)	$76,401
Year ended December 31, 2017	$133,646	$363,260	$—	$(359,578)	$137,328
Year ended December 31, 2016	$122,516	$339,094	$—	$(327,964)	$133,646

		Additions
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue	Change in Deferred Revenue	Deductions(1)	Balance at End of Year
Deferred tax asset valuation allowance:
Year ended December 31, 2018(4)	$54,224	$—	$—	$(12,319)	$41,905
Year ended December 31, 2017(3)	$45,206	$9,018	$—	$—	$54,224
Year ended December 31, 2016(2)	$573	$44,633	$—	$—	$45,206

(1)	Deductions to sales discounts and allowances relate to discounts or allowances actually taken or paid.

(2)	The Company recorded a valuation allowance of $44.6 million during 2016.

(3)	The Company recorded a valuation allowance of $9.0 million during 2017.

(4)	The Company reversed a valuation allowance of $12.3 million during 2018.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)    Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer, our principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that information to be disclosed by us in this Annual Report on Form 10‑K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10‑K.

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

(b)    Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)    Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Assertio Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Assertio Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Assertio Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Assertio Therapeutics, Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 11, 2019 expressed an unqualified opinion thereon.

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

Chicago, Illinois
March 11, 2019

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the information set forth under the headings “Board of Directors and Director Nominees,” “Executive Officers,” “Corporate Governance – Code of Ethics,” “Corporate Governance – Board and Board Committees,” “Corporate Governance – Director Nominations” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2019 Annual Meeting of Stockholders (the 2019 Proxy Statement). The 2019 Proxy Statement will be filed with the SEC within 120 days after the end of our 2018 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the information set forth under the headings “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” in our 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2019 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the information set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board and Board Committees – Board Independence” in our 2019 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the information set forth under the headings “Audit Related Matters – Fees Paid to Independent Registered Public Accounting Firm” and “Audit Related Matters – Policy on Pre-Approval of Audit and Permissible Non-Audit Services” in our 2019 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of documents filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

The financial statements listed in the accompanying Index to Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules

The following financial statement schedule included in “Item 8. Financial Statements and Supplementary Data”: Schedule II: Valuation and Qualifying Accounts

(3)    Exhibits:

Exhibit Number	Description of Document
2.1
Agreement and Plan of Merger, dated August 10, 2018, by and between Depomed Inc., a California corporation and Assertio Therapeutics, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K12B filed on August 15, 2018)

3.1	Certificate of Merger effective August 14, 2018 at 11:59 p.m. Eastern (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed on August 15, 2018)
3.2	Certificate of Incorporation of Assertio Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed on August 15, 2018)
3.3	Bylaws of Assertio Therapeutics, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed on August 15, 2018)
3.4	Specimen Common Stock Certificate of Assertio Therapeutics, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K12B filed on August 15, 2018)
4.1
Senior Indenture dated as of September 9, 2014 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on September 9, 2014)

4.2
First Supplemental Indenture dated as of September 9, 2014 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the Senior Indenture dated as of September 9, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2014)

4.3
Second Supplemental Indenture, dated August 14, 2018, by and between Assertio Therapeutics, Inc., a Delaware corporation, and the Bank of New York Melon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed on August 15, 2018)

10.1*	Form of Indemnification Agreement of Assertio Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed on August 15, 2018)
10.2*
Form of Amended and Restated Management Continuity Agreement of Assertio Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed on August 15, 2018)

10.3*	Amended and Restated 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)
10.4*	Second Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)
10.5*	Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)
10.6*
Form of Equity Award Documents under Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)

10.7*	Form of Equity Award Documents for Inducement Grants (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018
10.8*	Amended and Restated Annual Bonus Plan, as adopted on May 17, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2017)
10.9*	Non‑Employee Director Compensation and Grant Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2018)
10.10*
Transition and Consulting Agreement dated December 8, 2017 by and between the Company and Matthew M. Gosling (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 1, 2018)

10.11*
Transition and Consulting Agreement dated December 8, 2017 by and between the Company and August J. Moretti (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 1, 2018)

10.12*	Offer Letter dated March 28, 2017 between the Company and Arthur J. Higgins (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017)
10.13*
Offer Letter dated October 17, 2017 by and between the Company and Santosh J. Vetticaden, M.D., PH.D. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017)

10.14*	Offer Letter dated June 1, 2018, between the Company and Phillip B. Donenberg (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2018)
†10.15
Commercial Manufacturing Agreement dated June 1, 2011 between the Company and Patheon Puerto Rico, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed on November 7, 2011)

†10.16
Commercialization Agreement dated August 22, 2011 between the Company and Santarus, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q filed on November 7, 2011)

10.17
Asset Purchase Agreement dated June 21, 2012 between the Company and Xanodyne Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed on August 3, 2012)

†10.18
Asset Purchase Agreement, dated December 17, 2013 between the Company and Nautilus Neurosciences, Inc. (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10‑K filed on March 17, 2014)

†10.19
Asset Purchase Agreement dated January 15, 2015 between the Company and Janssen Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10‑K filed on February 26, 2015)

†10.20
Assignment and Consent Agreement dated January 13, 2015 between the Company and Grunenthal GmbH related to the License Agreement (U.S.) dated January 13, 2015 between Grunenthal GmbH and Janssen Research and Development (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q/A filed on December 18, 2015)

†10.21
Transitional Supply Agreement dated April 2, 2015 among the Company and Janssen Pharmaceuticals, Inc. and Janssen Ortho LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q/A filed on December 18, 2015)

†10.22	Supply Agreement dated April 2, 2015 between the Company and Normaco, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q/A filed on December 18, 2015)

10.23
Drug Product Manufacturing Services Agreement dated June 6, 2017 by and between the Company and Halo Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017)

†10.24
Commercialization Agreement dated December 4, 2017 by and among the Company Collegium Pharmaceutical, Inc. and Collegium NF, LLC (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed March 1, 2018)

†10.25
Consent Agreement dated as of November 30, 2017 by and between the Company and Grunenthal GmbH related to the License Agreement (U.S.) dated January 13, 2015 between Grunenthal GmbH and Janssen Research and Development (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed March 1, 2018)

10.26
Amendment dated January 9, 2018 to Commercialization Agreement by and among the Company Collegium Pharmaceutical, Inc. and Collegium NF, LLC (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed March 1, 2018)

10.27
Amendment No. 2, to Commercialization Agreement, dated as of August 29, 2018, by and among the Company, Collegium Pharmaceutical, Inc. and Collegium NF, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)

10.28
Amendment No. 3 to Commercialization Agreement, dated November 8, 2018, by and among Assertio Therapeutics, Inc., Collegium Pharmaceutical, Inc., and Collegium NF, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2018)

†10.29
Note Purchase Agreement dated March 12, 2015 among the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. And Phemus Corporation and Deerfield Design Fund III, L.P., as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q/A filed on December 18, 2015)

†10.30
Pledge and Security Agreement dated April 2, 2015 between the Company and Deerfield Private Design Fund III, L.P., a collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q/A filed on December 18, 2015)

†10.31
Consent and First Amendment to Note Purchase Agreement dated December 29, 2015 between the Company, Deerfield Private Design Fund III, L.P. and the parties thereto (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10‑K filed on February 26, 2016)

10.32
Waiver and Second Amendment to Note Purchase Agreement dated December 4, 2017 by and among the company, the purchases thereto and Deerfield Private Design Fund III, L.P., as collateral agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 14, 2017)

10.33
Waiver, Consent and Third Amendment to Note Purchase Agreement and Partial Release of Security Interest, dated August 2, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2018)

10.34	Consent to Note Purchase Agreement and Assumption Agreement dated August 14, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed on August 15, 2018)
10.35
Consent, dated November 8, 2018, by and among Assertio Therapeutics, Inc., certain purchasers and Deerfield Private Design Fund III, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2018)

10.36	Fourth Amendment to Note Purchase Agreement, dated January 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2019)
10.37
Agreement dated October 17, 2016 among the Company and Starboard Value LP and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on October 19, 2016)

10.38
Cooperation and Support Agreement dated March 28, 2017 by and among the Company, Starboard Value LP and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2017)

†10.39
Royalty Purchase and Sale Agreement dated October 18, 2013, among the Company, Depo DR Sub, LLC and PDL BioPharma, Inc. (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10‑K filed on March 17, 2014)

10.40
Amendment No. 1 to Royalty Purchase and Sale Agreement and Bill of Sale, dated August 2, 2018, by and among Depomed, Inc., Depo DR Sub, LLC, and PDL Investment Holdings, LLC (as assignee of PDL BioPharma, Inc.) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2018)

10.41
Settlement Agreement, dated as of August 28, 2018, by and among the Company, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)

21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†    Confidential treatment granted
*    Compensatory Plan or Arrangement
**    Furnished Herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assertio Therapeutics, Inc.

Date:	March 11, 2019	By	/s/ Arthur J. Higgins
Arthur J. Higgins
President and Chief Executive Officer

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Arthur J. Higgins and Daniel A. Peisert, and each of them acting individually, as his true and lawful attorneys‑in‑fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ARTHUR J. HIGGINS	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2019
Arthur J. Higgins

/s/ DANIEL A. PEISERT	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2019
Daniel A. Peisert

/s/ JAMES P. FOGARTY	Chairman of the Board of Directors	March 11, 2019
James P. Fogarty

/s/ KAREN A. DAWES	Director	March 11, 2019
Karen A. Dawes

/s/ LOUIS J. LAVIGNE JR.	Director	March 11, 2019
Louis J. Lavigne Jr.

	Director	March 11, 2019
Heather L. Mason

/s/ WILLIAM T. MCKEE	Director	March 11, 2019
William T. McKee

/s/ PETER D. STAPLE	Director	March 11, 2019
Peter D. Staple

/s/ JAMES L. TYREE	Director	March 11, 2019
James L. Tyree