Form 10-Q
period 2019-03-31
Assertio Therapeutics, Inc
filed 2019-05-09
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
 (224) 419-7106
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, $0.0001 par value	ASRT	The NASDAQ Stock Market LLC

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 3, 2019 was 64,405,162.

ASSERTIO THERAPEUTICS, INC.
 Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2019

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$109,691	$110,949
Accounts receivable, net	43,488	37,211
Inventories, net	3,077	3,396
Prepaid and other current assets	25,726	56,551
Total current assets	181,982	208,107
Property and equipment, net	16,625	13,064
Intangible assets, net	666,655	692,099
Investments	10,362	11,784
Other long-term assets	7,840	7,812
Total assets	$883,464	$932,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,421	$6,138
Accrued rebates, returns and discounts	71,655	75,759
Accrued liabilities	19,976	31,361
Current portion of Senior Notes	115,000	120,000
Interest payable	8,794	11,645
Other current liabilities	2,116	1,133
Total current liabilities	222,962	246,036
Contingent consideration liability	1,066	1,038
Senior Notes	136,418	158,309
Convertible Notes	292,604	287,798
Other long-term liabilities	21,869	19,350
Total liabilities	674,919	712,531
Commitments and contingencies
Shareholders’ equity:
Common stock	6	6
Additional paid-in capital	405,445	402,934
Accumulated deficit	(196,901)	(182,600)
Accumulated other comprehensive loss	(5)	(5)
Total shareholders’ equity	208,545	220,335
Total liabilities and shareholders' equity	$883,464	$932,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Product sales, net	$26,450	$44,354
Commercialization agreement, net	30,856	83,800
Royalties and milestones	623	250
Total revenues	57,929	128,404
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	2,575	12,044
Research and development expenses	1,793	1,528
Selling, general and administrative expenses	25,045	29,033
Amortization of intangible assets	25,444	25,444
Restructuring charges	—	9,017
Total costs and expenses	54,857	77,066
Income from operations	3,072	51,338
Other (expense) income:
Interest income and other (expense) income, net	(609)	229
Interest (expense)	(16,554)	(18,068)
Net (loss) income before income taxes	(14,091)	33,499
Income taxes (expense) benefit	(210)	325
Net (loss) income	$(14,301)	$33,824
Basic net (loss) income per share	$(0.22)	$0.53
Diluted net (loss) income per share	$(0.22)	$0.48
Shares used in computing basic net (loss) income per share	64,239	63,503
Shares used in computing diluted net (loss) income per share	64,239	81,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(14,301)	$33,824
Unrealized (loss) gain on available-for-sale securities, net of tax	—	2
Comprehensive (loss) income	$(14,301)	$33,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2017	63,400	$6	$389,015	$(219,508)	$(5)	$169,508
Issuance of common stock upon exercise of options	120	—	636	—	—	636
Issuance of common stock in conjunction with vesting of restricted stock units	33	—	—	—	—	—
Stock-based compensation	—	—	2,234	—	—	2,234
Shares withheld for payment of employee's withholding tax liability	—	—	(114)	—	—	(114)
Net income	—	—	—	33,824	—	33,824
Unrealized gain on available-for-sale securities	—	—	—	—	2	2
Balances at March 31, 2018	63,553	$6	$391,771	$(185,684)	$(3)	$206,090

Balances at December 31, 2018	64,185	$6	$402,934	$(182,600)	$(5)	$220,335
Issuance of common stock upon exercise of options	14	—	25	—	—	25
Issuance of common stock in conjunction with vesting of restricted stock units	132	—	—	—	—	—
Stock-based compensation	—	—	2,702	—	—	2,702
Shares withheld for payment of employee's withholding tax liability	—	—	(216)	—	—	(216)
Net (loss)	—	—	—	(14,301)	—	(14,301)
Balances at March 31, 2019	64,331	$6	$405,445	$(196,901)	$(5)	$208,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net (loss) income	$(14,301)	$33,824
Adjustments for non-cash items:
Depreciation and amortization	25,990	26,918
Accretion of debt discount and debt issuance costs	6,164	5,418
Provision for inventory obsolescence	359	218
Gain on disposal of property and equipment	—	(134)
Stock-based compensation	2,702	2,234
Change in fair value of contingent consideration	28	(201)
Other	1,297	34
Changes in assets and liabilities:
Accounts receivable	(6,278)	10,055
Inventories	(40)	7,457
Prepaid and other assets	30,592	(34,497)
Accounts payable and other accrued liabilities	(12,361)	(33,515)
Accrued rebates, returns and discounts	(4,105)	(42,730)
Interest payable	(2,852)	(2,055)
Income taxes payable	—	(1)
Net cash provided by (used in) operating activities	27,195	(26,975)
Investing Activities
Purchases of property and equipment	(13)	(1)
Proceeds from disposal of property and equipment	—	145
Proceeds from sale of other assets	—	80
Maturities of marketable securities	—	1,200
Net cash provided by (used in) investing activities	(13)	1,424
Financing Activities
Payment of contingent consideration liability	—	(162)
Repayment of Senior Notes	(25,000)	—
Fees for modification of Senior Notes	(3,249)	—
Proceeds from issuance of common stock	25	636
Shares withheld for payment of employee's withholding tax liability	(216)	(114)
Net cash provided by (used in) financing activities	(28,440)	360
Net (decrease) in cash and cash equivalents	(1,258)	(25,191)
Cash and cash equivalents at beginning of year	110,949	126,884
Cash and cash equivalents at end of period	$109,691	$101,693
Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$—	$1
Cash paid for interest	$13,213	$14,653
Capital expenditures incurred but not yet paid	$130	$119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Assertio Therapeutics, Inc. (Assertio or the Company) is a specialty pharmaceutical company focused on neurology, orphan and specialty medicines. The Company’s current specialty pharmaceutical business includes the following three products which the Company markets in the United States (U.S.):

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

The Company also has the exclusive rights to market long-acting cosyntropin (synthetic adrenocorticotropic hormone, or ACTH) in the U.S. and Canada. Long-acting cosyntropin is an alcohol-free formulation of a synthetic analogue of ACTH. In February 2019, notification of acceptance for filing was received from the U.S. Food and Drug Administration (FDA) for our collaborative partner's 505(b)(2) New Drug Application (NDA) for the novel injectable formulation of long-acting cosyntropin. The Company, together with its collaborative partner, seeks approval for the use of this product as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency.

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
Basis of Presentation

The unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the entire year ending December 31, 2019 or future operating periods.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC (the 2018 Form 10-K). The balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date, as filed in the Company’s 2018 Form 10-K.

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
Segment Information

The Company maintains one operating segment and has operations solely in the United States. To date, substantially all of the Company's revenues from product sales are related to sales in the United States.

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

Under ASC 606, the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation, when (or as) the performance obligation is satisfied. The Company assesses the term of the contract based upon the contractual period in which the Company has enforceable rights and obligations.

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

Commercialization Agreement

The Company derives revenue under its Commercialization Agreement with Collegium whereby the Company granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the United States. The Company entered into the Commercialization Agreement in December 2017, which became effective in January 2018, and amended the agreement in August 2018 and again in November 2018. The Company views its performance obligations as a series of distinct goods or services that are substantially the same and that have the same pattern of transfer. Prior to the November 2018 amendment, the consideration related to the license and facilitation services was fixed and recognized ratably over the contract term. Following the November 2018 amendment, the royalty payments owed to the Company from Collegium, pursuant to the terms of the Commercialization Agreement, represent variable compensation that is subject to the sales based royalty exception for licenses of intellectual property because the License, as defined in Note 5, is the predominant component of this arrangement.

The Company is responsible for royalty payments to a third party related to sales of NUCYNTA. Under the terms of the Commercialization Agreement, a portion of these payments are remitted from Collegium to the third party and a portion are the responsibility of the Company. Following the November 2018 amendment, Collegium reimburses the Company for all royalties paid to the third party. As the Company is not actively commercializing NUCYNTA, such royalties are recorded by the Company on a systematic basis in proportion to the underlying net product sales and are included as gross-to-net adjustments within Commercialization Agreement, Net on the Company’s Statements of Operations.

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

Leases

The Company assesses contracts for lease arrangements at inception. Operating right-of-use (ROU) assets and liabilities are recognized at the lease commencement date equal to the present value of future lease payments using the implicit, if readily available, or incremental borrowing rate based on the information readily available at the commencement date. ROU assets include any lease payments as of commencement and initial direct costs but exclude any lease incentives. Lease and non-lease components are generally accounted for separately and the Company recognizes operating lease expense straight-line over the term of the lease. Operating leases are included in net property and equipment, other current liabilities, and other long term liabilities in the consolidated balance sheet.

The Company has elected to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize the cost of those leases in the Consolidated Statements of Operations on a straight-line basis over the lease term.

Stock Based Compensation

The Company uses the Monte Carlo simulation method to determine the fair value of performance-based restricted stock units and the Black Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan (ESPP) shares. The determination of the fair value of these awards on the date of grant is affected by the Company’s stock price as well as assumptions, which include the Company’s expected term of the award, the expected stock price volatility, risk free interest rate and expected dividends over the expected term of the award.  The Company uses historical option exercise data to estimate the expected term of the options. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the award. The Company bases the risk free interest rate on U.S. Treasury zero coupon issues with terms similar to the expected term of the award as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the valuation models. The fair value of restricted stock units equals the market value of the underlying stock on the date of grant.

As a result of adopting ASU 2016-09 Improvements to Employee Share-Based Payment Accounting, the Company made an accounting policy election to account for forfeitures as they occur, rather than estimating expected forfeitures at the time of the grant.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance enhances comparability and transparency among organizations by requiring the recognition of right-of-use assets and liabilities on the balance sheet for both financing and operating leases greater than 12 months. The Company adopted the standard as of January 1, 2019 using the modified retrospective approach with cumulative effect. There was no adjustment to the Company's opening balance of accumulated deficit resulting from the adoption of this guidance. In addition, the Company elected the package of practical expedients, which among other things, allowed for the carryforward of the historical lease classification. The Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases.

The adoption of the new standard resulted in the recognition of additional operating lease assets and lease liabilities of $3.7 million and $8.9 million, respectively, as of January 1, 2019. The recognition of lease assets was offset by deferred rent and tenant improvement allowances of $5.2 million, which were recognized by the Company as of December 31, 2018. Had the Company not adopted this new lease guidance the ROU asset and liability would not have been recorded and the deferred rent and tenant improvement allowances capitalized against the ROU asset would have remained on the balance sheet in other current liabilities and other long term liabilities. The new standard did not materially affect the Company’s consolidated net income nor have a notable impact on its liquidity. The standard had no impact on the Company’s debt-covenant compliance under its current agreements.

Recently Issued Accounting Standards

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

In August 2018, the FASB issues ASU 2018-13 (ASU 2019-18) Fair Value Measurement Disclosure Framework which is part of a broader disclosure framework project by the FASB to improve the effectiveness of disclosures by more clearly communicating the information to the user. Modifications to the required disclosures are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact on disclosures.

NOTE 2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Securities classified as cash and cash equivalents and short-term investments as of March 31, 2019 and December 31, 2018 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Cash	$94,311	$—	$—	$94,311
Money market funds	41	—	—	41
Commercial paper	14,594	—	(3)	14,591
U.S. Treasury Securities	748	—	—	748
Total cash and cash equivalents	$109,694	$—	$(3)	$109,691

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Cash	$95,660	$—	$—	$95,660
Money market funds	11	—	—	11
Agency bond	1,250	—	—	1,250
Commercial paper	14,028	—	—	14,028
Total cash and cash equivalents	$110,949	$—	$—	$110,949

The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents generally consist of cash on deposit with banks, money market instruments, U.S. Agency discount notes, commercial paper and corporate debt securities.

The Company invests its cash in money market funds and marketable securities including U.S. Treasury and government agency securities, commercial paper, and high-quality debt securities of financial and commercial institutions. To date, the Company has not experienced material losses on any of its balances. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “interest income and other (expense) income, net” in the consolidated statement of operations. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “interest income and other (expense) income, net” in the consolidated statement of operations.

As of March 31, 2019 and December 31, 2018, the Company did not hold any securities in a continuous loss position.

NOTE 3.  FAIR VALUE

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

(in thousands)	Financial Statement
March 31, 2019	Classification	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	Cash and cash equivalents	$41	$—	$—	$41
Commercial paper	Cash and cash equivalents	—	14,591	—	14,591
U.S. Treasury Securities	Cash and cash equivalents	—	748	—	748
Collegium warrants	Investments	—	7,155	—	7,155
Total		$41	$22,494	$—	$22,535
Liabilities:
Contingent consideration—Zipsor	Contingent consideration liability	$—	$—	$545	$545
Contingent consideration—CAMBIA	Contingent consideration liability	—	—	521	521
Total		$—	$—	$1,066	$1,066

(in thousands)	Financial Statement
December 31, 2018	Classification	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	Cash and cash equivalents	$11	$—	$—	$11
Agency bond	Cash and cash equivalents	—	1,250	—	1,250
Commercial paper	Cash and cash equivalents	—	14,028	—	14,028
Collegium warrants	Investments	—	8,784	—	8,784
Total		$11	$24,062	$—	$24,073
Liabilities:
Contingent consideration—Zipsor	Contingent consideration liability	$—	$—	$531	$531
Contingent consideration—CAMBIA	Contingent consideration liability	—	—	507	507
Total		$—	$—	$1,038	$1,038

The fair value measurement of the contingent consideration obligations arises from the Zipsor and CAMBIA acquisitions and relates to fair value of the potential future contingent milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of the contingent consideration obligation resulting from the passage of time are recorded within interest expense until the contingent consideration is settled. The table below provides a summary of the changes in fair value recorded in interest expense and selling, general and administrative expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Fair value, beginning of the period	$1,038	$1,613
Changes in fair value recorded in interest expense	28	40
Changes in fair value recorded in selling, general and administrative expenses	—	(242)
Royalties and milestone paid	—	(162)
Total	$1,066	$1,249

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 is based on a market approach. The estimated fair value was approximately $277.1 million and $231.8 million (par value $345.0 million) as of March 31, 2019 and December 31, 2018, respectively, and represents a Level 2 valuation. The principal amount of the Senior Notes, as defined in Note 10, approximates their fair value as of March 31, 2019 and December 31, 2018, respectively and represents a Level 2 valuation. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2019 and 2018.

NOTE 4.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of shares issuable in connection with stock options, restricted stock units (RSUs), performance-based restricted stock units (PSUs), the ESPP and convertible debt. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. For purposes of this calculation, options to purchase stock, including stock options, RSUs, PSUs and ESPP, are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive. Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended March 31,
(in thousands, except for per share amounts)	2019	2018
Basic net income (loss) per share
Net income (loss)	$(14,301)	$33,824
Denominator	64,239	63,503
Basic net income (loss) per share	$(0.22)	$0.53

Diluted net income (loss) per share
Numerator:
Net income (loss)	$(14,301)	$33,824
Add: Interest Expense on convertible debt, net of tax	—	5,187
Denominator:
Denominator for basic net income (loss) per share	64,239	63,503
Add effect of diluted securities:
Stock options and equivalents and convertible debt	—	18,374
Denominator for diluted net income (loss) per share	64,239	81,877
Diluted net income (loss) per share	$(0.22)	$0.48

The following table sets forth outstanding potentially dilutive common shares that are not included in the computation of diluted net income (loss) per share because to do so would be anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2019	2018
Convertible debt	17,931	—
Stock options and equivalents	6,103	4,248
Total potentially dilutive common shares	24,034	4,248

NOTE 5.  REVENUE

Disaggregated Revenue

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Product sales, net
Gralise	$13,278	$14,827
CAMBIA	8,808	6,416
Zipsor	4,231	4,746
Total neurology product sales, net	26,317	25,989
NUCYNTA products	62	18,145
Lazanda	71	220
Total product sales, net	26,450	44,354
Commercialization agreement:
Commercialization rights and facilitation services, net	30,856	28,095
Revenue from transfer of inventory	—	55,705
Royalties and milestone revenue	623	250
Total revenues	$57,929	$128,404

NUCYNTA product sales for the three months ended March 31, 2018 reflect the Company's sales of NUCYNTA between January 1 and January 8, 2018. Separately, during the first quarter of 2018, in connection with the Collegium transaction, the Company recognized revenue of $12.5 million related to the release of NUCYNTA sales reserves which were primarily recorded in the fourth quarter of 2017, as financial responsibility for those reserves transferred to Collegium upon closing of the Commercialization Agreement. During the three months ended March 31, 2019 the Company recognized an insignificant amount of sales reserve estimate adjustments related to sales recognized for NUCYNTA and Lazanda in prior periods.

Original Commercialization Agreement with Collegium

In December 2017, the Company, Collegium and Collegium NF, LLC, a Delaware limited liability company and wholly owned subsidiary of Collegium (Newco), entered into a Commercialization Agreement (Commercialization Agreement), pursuant to which the Company granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the United States.  Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. The Company also agreed to provide services to Collegium, including to arrange for the supply of NUCYNTA products by the Company’s existing contract manufacturing organizations (CMOs) (the Facilitation Services). The Company identified the following three promised goods and services under the Commercialization Agreement: (1) the license to commercialize the NUCYNTA pain products (License), (2) services to arrange for supplies of NUCYNTA pain products using the Company’s existing contract manufacturing contracts with third parties (Facilitation Services); and (3) the transfer of control of all NUCYNTA finished goods held at closing (Inventory Transfer).
The Inventory Transfer was deemed to be a distinct performance obligation which was completed during the first quarter of 2018. The Company concluded that the License and the Facilitation Services are not distinct from one another as the Commercialization Agreement does not grant to Collegium a license to manufacture NUCYNTA. The Company (i) exclusively controls the intellectual property underlying the NUCYNTA products for the United States market, (ii) retains responsibility for facilitating NUCYNTA product supply through its CMOs, and (iii) exclusively maintains all CMO contractual relationships. As a result, Collegium’s right to commercialize NUCYNTA is inherently dependent upon the Facilitation Services. Because (i) Collegium is contractually required to use the Facilitation Services to arrange for product supply and (ii) tapentadol, the active pharmaceutical ingredient used in NUCYNTA, is a Schedule II controlled substance for which manufacturing arrangements are not easily transferred or bypassed, there is strong interdependency between the License and the Facilitation Services. These Facilitation Services are administrative in nature but necessary for the commercialization right to have utility to Collegium.

In January 2018, the Company determined the total fixed elements of the transaction price to be $553.2 million, which consisted of $537.0 million in total annual minimum royalty payments for years 2018 through 2021, $10.0 million upfront fee, and a $6.2 million payment for NUCYNTA finished goods inventory. The Company determined that the duration of the Commercialization Agreement began on the effective date of January 9, 2018 and lasts through December 31, 2021, including the minimum royalty period and the period in which Collegium would incur a $25.0 million termination penalty on terminating the Commercialization Agreement. Beginning January 1, 2022 and for each year of the Commercialization Agreement thereafter, royalties are: (i) 58% of net sales of NUCYNTA up to $233 million, payable quarterly within 45 days of the end of each calendar quarter, plus (ii) 25% of annual net sales of NUCYNTA between $233 million and $258 million, plus (iii) 17.5% of annual net sales of NUCYNTA above $258 million. Payments described in clauses (ii) and (iii) hereof will be paid annually within 60 days of the end of the calendar year.

The portion of the transaction price allocated to the Inventory Transfer was $55.7 million and was recognized on the closing date as the control of such inventory was transferred to Collegium. The portion of the transaction price allocated to the License and Facilitation Services, as a combined performance obligation, was $497.5 million and would be recognized ratably though December 31, 2021.

In addition, Collegium assumed responsibility for a portion of the royalties owed by the Company to a third party on sales of NUCYNTA. The royalties owed by Collegium to the third party are 14% of sales with the Company ensuring a minimum royalty of $34.0 million per year on net sales of NUCYNTA greater than $180.0 million. The Company was obligated to cover any shortfall between the minimum royalty amount of $34.0 million and the amounts paid to the third party by Collegium for each of the years ended December 31, 2018 through 2021, as a result of which the Company could have been obligated to pay up to $8.8 million per year for each of the years ended December 31, 2018 through 2021.

Amended Commercialization Agreement with Collegium

On November 8, 2018, the Company, Collegium and Newco entered into a third amendment to the Commercialization Agreement (Commercialization Amendment). Pursuant to the Commercialization Amendment, the royalties payable by Collegium to the Company in connection with Collegium’s commercialization of NUCYNTA were amended such that effective as of January 1, 2019 through December 31, 2021, the Company will receive: (i) 65% of net sales of NUCYNTA up to $180 million, plus (ii) 14% of annual net sales of NUCYNTA between $180 million and up to $210 million, plus (iii) 58% of annual net sales of NUCYNTA between $210 million and $233 million, plus (iv) 20% of annual net sales of NUCYNTA between $233 million and up to $258 million, plus (v) 15% of annual net sales of NUCYNTA above $258 million. The Commercialization Amendment does not change the royalties that the Company will receive on annual net sales of NUCYNTA by Collegium for the period beginning January 1, 2022 and for each year of the Commercialization Agreement term thereafter.

In addition, the Commercialization Amendment provides that Collegium shall reimburse the Company for the amount of any minimum annual royalties paid by the Company to the third party on net sales of NUCYNTA during the first four years of the Commercialization Agreement beginning in 2019. The Commercialization Amendment also provides for Collegium to share certain costs related to the License. The reimbursement and the cost sharing are considered variable consideration. The Commercialization Amendment is being accounted for prospectively.

In connection with the Commercialization Amendment, Collegium issued the Company a warrant to purchase up to 1,041,667 shares of Collegium common stock at an exercise price of $19.20 per share (Warrant). The Warrant is exercisable for a period of four years and contains customary terms, including with regard to net exercise. The Warrant was valued at $8.8 million as of the date of the Commercialization Amendment and is considered to be a component of the fixed consideration associated with the Commercialization Agreement. These Warrants are included in Investments on the Company’s Consolidated Balance Sheet, however, as they are non-cash they do not impact investing cash flows.

In November 2018, the Company determined the total fixed elements of the transaction price of the Commercialization Agreement to be $157.0 million, which consisted of $132.0 million in total annual minimum royalty payments for 2018, the $10.0 million upfront fee, the $6.2 million payment for NUCYNTA finished goods inventory and the $8.8 million attributed to the Warrant. There were no new performance obligations following the modification of the Commercialization Agreement and at the time of the modification, the remaining periods in the series of services related to the single combined performance obligation to deliver the license and provide facilitation services are distinct from those prior to the modification. As a result, the modification was accounted for as a termination of the old arrangement and the entering into of a new agreement, in accordance with the guidance of ASC 606.

Pursuant to the Commercialization Amendment, Collegium may only terminate the Commercialization Agreement after December 31, 2020, with 12-months’ notice. In the event any such termination notice has an effective date of termination prior to December 31, 2022, then Collegium shall pay a $5 million termination fee to the Company concurrent with the delivery of such notice. The Company determined that the $5 million termination fee is not substantive and therefore the duration of the Commercialization Agreement is unchanged by the Commercialization Amendment and lasts through December 31, 2021, which is consistent with the contractual period in which the Company and Collegium have enforceable rights and obligations.

The Commercialization Amendment provides that the Company may terminate the Commercialization Agreement upon 60 days’ prior written notice to Collegium in the event that (i) the net sales of NUCYNTA by Collegium during any period of 12 consecutive calendar months ending on or before December 31, 2021 are less than $180 million, or (ii) the net sales of NUCYNTA by Collegium during any period of 12 consecutive calendar months commencing on or after January 1, 2022 are less than $170 million.

Revenue and Cash Collected from the Commercialization Agreement

For the three months ended March 31, 2019, the Company recognized royalty revenue from the Commercialization Agreement of $32.1 million, which represents the variable royalty revenue which became effective for sales beginning January 1, 2019 as recognition of such royalties are constrained by the sales-based royalty exception related to intellectual property. Other components of revenue recognized by the Company include the amortization of the revenue related to warrants received from Collegium at the time of the contract modification in November 2018 as well as amortization of the contract asset. In addition, the Company recognized $1.0 million of net expense related to the third-party royalty which has been paid by Collegium on behalf of Assertio. It is the Company’s expectation that, in accordance with the amended Commercialization Agreement, Collegium will pay the full royalty owed to the third-party in 2019, 2020 and 2021 and that such amounts, over the course of the calendar year, will have no net impact to the Company.

For the three months ended March 31, 2018, the Company recognized royalty revenue from the Commercialization
Agreement of $28.1 million. The Company also recognized $55.7 million related to the transfer of inventory upon closing in January 2018. Cash collected from Collegium in the three months ended March 31, 2018 includes the upfront payments of $10.0 million for Facilitation Services and $6.2 million for Inventory Transfer as well as the quarterly portion of the annual minimum royalty amounts, payable by Collegium.

During the three months ended March 31, 2019 and 2018, the Company collected $30.5 million and $29.3 million from Collegium.

Contract Assets and Liabilities

The following table presents changes in the Company’s contract assets and liabilities for the three months ended March 31, 2019 (in thousands):

	Balance as of			Balance as of
	December 31, 2018	Additions	Deductions	March 31, 2019
Contract assets:
Contract asset - Cambia Canada	$—	$300	$—	$300
Contract asset - Collegium	2,416	—	(199)	2,217
	$2,416	$300	$(199)	$2,517

The Collegium contract asset represents the conditional right to consideration for completed performance under the Commercialization Agreement arising from the transfer of inventory to Collegium on the date of closing of the agreement in January 2018 net of the contract liability of $10.0 million resulting from the upfront payment received and the $8.8 million of warrants received. As of March 31, 2019, $0.8 million and $1.4 million of the contract asset has been recorded within “Prepaid and other current assets” and “Other long-term assets,” respectively.

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

Slán Medicinal Holdings Limited In November 2017, the Company entered into definitive agreements (Slán Agreements) with Slán Medicinal Holdings Limited and certain of its affiliates (Slán) pursuant to which the Company acquired Slán’s rights to market the specialty drug long-acting cosyntropin in the U.S. and Canada. As outlined in the Slán Agreements, each party will support the development, including clinical development, of the licensed product and efforts to obtain regulatory approval of the initial NDA. The Slán Agreements also detail commercialization activities which are included in the commercialization plan. Subsequent to approval of the initial NDA, Assertio and Slán will share in the net sales of long-acting cosyntropin for a 10-year period (after which time the product will revert back to Slán). The Company has committed to invest $15.0 million in the collaboration with Slán for the commercialization efforts of long-acting cosyntropin. As of December 31, 2018 and March 31, 2019 the Company had $4.6 million and $5.2 million, respectively, of development expenses reimbursable by Slán and recognized within Prepaid and Other Assets on the Company’s Consolidated Balance Sheet. During the three months ended March 31, 2019, Company made a payment of $2.25 million to Slán following the initial NDA filing in December 2018. Long-acting cosyntropin has not yet been launched for commercial sale and therefore no revenue in respect of this product was recognized as of March 31, 2019.

NOTE 6.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, RSUs, PSUs and the Company’s ESPP in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of sales	$—	$14
Research and development expense	273	53
Selling, general and administrative expense	2,429	1,909
Restructuring	—	258
Total	$2,702	$2,234

At March 31, 2019, the Company had $2.7 million of total unrecognized compensation expense related to stock option grants that will be recognized over an average vesting period of 1.92 years and $22.9 million of total unrecognized compensation expense related to RSUs and PSUs that will be recognized over an average vesting period of 2.32 years.

During the three months ended March 31, 2019 the Company granted 1.9 million RSUs at an average fair market value of $4.38 per share and 0.6 million PSUs at an average fair market value of $6.87 per share. The fair value of restricted stock units is determined using the closing stock price on the date of grant and the fair value of the performance RSUs is determined using a Monte Carlo simulation method.

NOTE 7.  INVENTORIES, NET

Inventories, net, consist of raw materials, work in process and finished goods and are stated at the lower of cost or market and consist of the following (in thousands):

	March 31, 2019	December 31, 2018

Raw materials	$1,554	$1,376
Work-in-process	831	732
Finished goods	692	1,288
Total	$3,077	$3,396
NOTE 8. ACCOUNTS RECEIVABLES, NET

Accounts receivables, net, consist of the following (in thousands):

	March 31, 2019	December 31, 2018

Receivables related to product sales, net	$33,811	$23,078
Receivables from Collegium	9,556	14,011
Other	121	122
Total accounts receivable, net	$43,488	$37,211

NOTE 9.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018

Accrued compensation	$2,916	$5,475
Accrued royalties	2,192	2,773
Accrued restructuring and one-time termination costs	820	1,578
Other accrued liabilities	14,048	21,535
Total accrued liabilities	$19,976	$31,361

NOTE 10.  DEBT

Senior Notes

On April 2, 2015, the Company issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement), among the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent. The Company used $550.0 million of the net proceeds received upon the sale of the Senior Notes to fund a portion of the Purchase Price paid to Janssen Pharma in connection with the NUCYNTA acquisition. The Company incurred debt issuance costs of $0.5 million for 2015.

The Senior Notes will mature on April 14, 2021 (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate for the three months ended March 31, 2019 and 2018 was 12.54% and 11.45%, respectively.

In April 2017, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $4.0 million prepayment fee; and in November 2017, the Company prepaid and retired an additional $10.0 million of the Senior Notes and paid a $0.4 million prepayment fee. The Company recorded a net loss on prepayment of the Senior Notes of $5.9 million which represented the prepayment fees of $4.4 million and the immediate recognition of unamortized balances of debt discount and debt issuance costs of $1.5 million in 2017. This loss is recorded as a loss on prepayment of Senior Notes in the consolidated statements of operations for 2017.

The remaining $257.5 million of Senior Notes can be prepaid, at the Company’s option or following a Major Transaction or asset disposition.

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

In January 2019, the Company entered into a Fourth Amendment to Note Purchase Agreement (the Note Amendment) with respect to the Note Purchase Agreement, dated as of March 12, 2015, among the Company, the other credit parties party thereto, the purchasers party thereto and Deerfield. Pursuant to the Note Amendment, the minimum EBITDA covenant was replaced with a senior secured debt leverage ratio covenant and a minimum net sales covenant, the prepayment premium was adjusted to be 3% of the principal amount of notes prepaid on or prior to April 14, 2020 and 1% of the principal amount of notes prepaid thereafter, flexibility to sell certain royalty assets and/or modify the terms thereof was added, certain definitions were amended and certain other amendments were made. The Company paid a $3.2 million upfront non-refundable amendment fee to the Purchasers in the first quarter of 2019 which was capitalized and is being amortized over the remaining term of the Senior Notes using the effective interest method.

The principal amount of the Senior Notes is repayable as of March 31, 2019 is as follows (amounts in thousands):

2019 (remainder)	$95,000
2020	80,000
2021	82,500
Total	$257,500

The principal payment of $55.0 million due in April 2019 was paid by the Company in April 2019. The Company is scheduled to make the Senior Notes principal payments of $115.0 million prior to March 31, 2020 and has classified this portion of the Senior Notes within the current liabilities section of the condensed consolidated balance sheet.

The following is a summary of the carrying value of the Senior Notes as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018

Principal amount of the Senior Notes	$257,500	$282,500
Unamortized debt discount balance	(2,077)	(2,541)
Unamortized debt issuance costs	(4,005)	(1,650)
Total Senior Notes	$251,418	$278,309

The debt discount and debt issuance costs are being amortized as interest expense through April 2021 using the effective interest method. The following is a summary of interest expense for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Contractual interest expense	$8,206	$10,441
Amortization of debt discount and debt issuance costs	1,357	1,008
Total interest expense Senior Notes	$9,563	$11,449

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

The closing price of the Company’s common stock did not exceed 130% of the $19.24 conversion price for the required period during the quarter or the three month period ended March 31, 2019. As a result, the Convertible Notes are not convertible as of March 31, 2019.

The following is a summary of the liability component of the Convertible Notes as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018

Principal amount of the Convertible Notes	$345,000	$345,000
Unamortized discount of the liability component	(49,967)	(54,521)
Unamortized debt issuance costs	(2,429)	(2,681)
Total Convertible Notes	$292,604	$287,798

The debt discount and debt issuance costs are being amortized as interest expense through September 2021. The following is a summary of interest expense for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Stated coupon interest	$2,156	$2,156
Amortization of debt discount and debt issuance costs	4,807	4,410
Total interest expense Convertible Notes	$6,963	$6,566

NOTE 11.  INCOME TAXES

As of March 31, 2019, our net deferred tax assets are fully offset by a valuation allowance. The valuation allowance is determined in accordance with the provisions of ASC 740, Income taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance.  Based on the weight of available evidence, the Company recorded a full valuation allowance against the Company's net deferred assets beginning in the fourth quarter of 2016. The Company continued to provide a full valuation allowance against the Company's net deferred assets in subsequent quarters. The Company reassesses the need for a valuation allowance on a quarterly basis.  If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

In the three months ended March 31, 2019, the Company recorded an expense from income taxes of approximately $0.2 million that represents an effective tax rate of 1.5%. The difference between the income tax expense of $0.2 million and the tax at the statutory rate of 21% on current year operations is principally due to the change in valuation allowance. For the three months ended March 31, 2018, the difference between the recorded provision for income taxes and the tax benefit based on the federal statutory rate of 21%, was primarily attributable to the impact of the valuation allowance.

The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1997 through 2017 and the applicable statutes of limitation have not expired with respect to those returns. Because of net operating losses and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination.  Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. At March 31, 2019 the Company had approximately $1.5 million of accrued interest and penalties associated with unrecognized tax benefits.

NOTE 12.  LEASES

The Company has non-cancelable operating leases for its office and laboratory facilities, automobiles used by its sales force, and as well as certain operating leases for office equipment.

The Company relocated its corporate headquarters from Newark, California to Lake Forest, Illinois in 2018 and subsequently entered into two subleases which, together, account for the entirety of the Newark facility. Each sublease contains abated rent periods resulting in reduced operating lease cash flows through May 2019. Operating lease costs and sublease income related to the Newark facility are accounted for in interest and other (expense) income, net in the Consolidated Statement of Operations. The Company has the right to renew the term of the Lake Forest lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the Lease.

Lease expense during the period included the following:

		Three months ended
(in thousands)	Financial Statement Classification	March 31, 2019
Operating lease cost	Selling, general and administrative expenses	$187
Operating lease cost	Interest income and other (expense) income, net	148
Total lease cost		$335
Sublease Income	Interest and other (expense) income, net	$362

Supplemental cash flow and other information related to leases were as follows:

Three months ended
(in thousands)	March 31, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$582

Supplemental balance sheet information related to leases consisted of the following:

(in thousands)	Financial Statement Classification	March 31, 2019
Assets
Operating lease right-of-use assets	Property and equipment, net	$3,446
Liabilities
Current operating lease liabilities	Other current liabilities	$2,118
Noncurrent operating lease liabilities	Other long term liabilities	6,357
Total lease liabilities		$8,475

Maturity of lease liabilities as of March 31, 2019 were as follows:

(in thousands)	Operating Leases
2019 (remainder)	$1,878
2020	2,443
2021	2,326
2022	2,188
2023	632
Thereafter	—
Total lease payments	$9,467
Less: Interest	992
Present value of lease liabilities	$8,475

Lease term and discount rate consisted of the following:

March 31, 2019
Weighted-average remaining lease term (years):
Operating leases	3.9
Weighted-average discount rate:
Operating leases	6.0%

Future minimum lease payments under the Company's non-cancelable operating leases as of December 31, 2018 were as follows:

(in thousands)	Lease Payments
2019 (remainder)	$2,624
2020	2,526
2021	2,322
2022	2,188
2023	632
Thereafter	—
Total	$10,292

NOTE 13.  COMMITMENTS AND CONTINGENCIES

Purchase and Other Commitments

As of March 31, 2019 and December 31, 2018, the Company had $5.3 million and $6.0 million, respectively, of non-cancelable purchase orders related to consulting services. The Company also committed to support the commercialization efforts of long-acting cosyntropin, see Note 5, Revenue -- Collaboration and License Agreements, for further discussion. Refer to Note 12, Leases, for the Company's non-cancelable office and laboratory leases, operating leases for vehicles used by our sales force and office equipment leases.

Legal Matters

Company v. NUCYNTA and NUCYNTA ER ANDA Filers

Actavis & Alkem:  In July 2013, Janssen Pharma filed patent infringement lawsuits in the U.S. District Court for the District of New Jersey (the District Court) against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis), as well as Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem). The patent infringement claims against Actavis and Alkem relate to their respective ANDAs seeking approval to market generic versions of NUCYNTA and NUCYNTA ER before the expiration of U.S. Reissue Patent No. 39,593 (the ’593 Patent), U.S. Patent No. 7,994,364 (the ’364 Patent) and, as to Actavis only, U.S. Patent No. 8,309,060 (the ’60 Patent). In December 2013, Janssen Pharma filed an additional complaint in the District Court against Alkem asserting that newly issued U.S. Patent No. 8,536,130 (the ’130 Patent) was also infringed by Alkem’s ANDA seeking approval to market a generic version of NUCYNTA ER. In August 2014, Janssen Pharma amended the complaint against Alkem to add additional dosage strengths.
Sandoz & Roxane:  In October 2013, Janssen Pharma received a Paragraph IV Notice from Sandoz, Inc. (Sandoz) with respect to NUCYNTA related to the ’364 Patent, and a Paragraph IV Notice from Roxane Laboratories, Inc. (Roxane) with respect to NUCYNTA related to the ’364 and ’593 Patents. In response to those notices, Janssen Pharma filed an additional complaint in the District Court against Roxane and Sandoz asserting the ’364 Patent against Sandoz and the ’364 and ’593 Patents against Roxane. In April 2014, Janssen Pharma and Sandoz entered into a joint stipulation of dismissal of the case against Sandoz, based on Sandoz’s agreement not to market a generic version of NUCYNTA products prior to the expiration of the asserted patents. In June 2014, in response to a new Paragraph IV Notice from Roxane with respect to NUCYNTA ER, Janssen Pharma filed an additional complaint in the District Court asserting the ’364, ’593, and ’130 Patents against Roxane.

Watson:  In July 2014, in response to a Paragraph IV Notice from Watson Laboratories, Inc. (Watson) with respect to the NUCYNTA oral solution product and the ’364 and ’593 Patents, Janssen Pharma filed a lawsuit in the District Court asserting the ’364 and ’593 Patents against Watson.
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
In September 2015, the Company filed an additional complaint in the District Court asserting the ’130 Patent against Actavis. The ’130 Patent issued in September 2013 and was timely listed in the Orange Book for NUCYNTA ER, but Actavis did not file a Paragraph IV Notice with respect to this patent.  In its new lawsuit, the Company claimed that Actavis would infringe or induce infringement of the ’130 Patent if its proposed generic products were approved. In response, Actavis counterclaimed for declaratory relief of non-infringement and patent invalidity, as well as an order requiring the Company to change the corrected use code listed in the Orange Book for the ’130 Patent.
In February 2016, Actavis, Actavis UT, Roxane and Alkem each stipulated to infringement of the ’593 and ’364 patents.  On March 9, 2016, a two-week bench trial on the validity of the three asserted patents and infringement of the ’130 patent commenced.  Closing arguments took place on April 27, 2016.  On September 30, 2016, the District Court issued its final decision.  The District Court found that the ’593 Patent, ’364 Patent, and ’130 Patent are all valid and enforceable, that Alkem will induce infringement of the ’130 Patent, but that Roxane and Actavis will not infringe the ’130 Patent.
On April 11, 2017, the District Court entered final judgment in favor of the Company on the validity and enforceability of all three patents, on infringement of the ’593 and ’364 Patents by all defendants, and on infringement of the ’130 Patent against Alkem. The judgment includes an injunction enjoining all three defendants from engaging in certain activities with regard to tapentadol (the active ingredient in NUCYNTA), and ordering the effective date of any approval of Actavis, Actavis UT, and Roxane’s ANDAs, and Alkem’s ANDA for NUCYNTA IR to be no earlier than the expiry of the ’364 Patent (June 27, 2025), and the effective date of any approval of Alkem’s ANDA for NUCYNTA ER to be no early than the expiry of the ’130 Patent (September 22, 2028). The period of exclusivity with respect to all four defendants may in the future be extended with the award of pediatric exclusivity.
Notices of appeal were filed by defendants Alkem and Roxane concerning the validity of the ’364 and ’130 patents. The Company filed its own cross-appeal with regard to the District Court’s finding that Roxane and Actavis will not infringe the claims of the ’130 Patent. The appeals were consolidated at the United States Court of Appeals for the Federal Circuit (the Federal Circuit).  Briefing concluded in March 2018 and oral arguments occurred on September 4, 2018. In March 2019, the Federal Circuit affirmed the decision of the District Court in all respects. On April 29, 2019, Alkem filed a petition for rehearing and rehearing en banc with the Federal Circuit.
Company v. Purdue

The Company sued Purdue Pharma L.P (Purdue) for patent infringement in a lawsuit filed in January 2013 in the U.S. District Court for the District of New Jersey. The lawsuit arose from Purdue’s commercialization of reformulated OxyContin® (oxycodone hydrochloride controlled-release) in the U.S. and alleges infringement of U.S. Patent Nos. 6,340,475 (the ’475 Patent) and 6,635,280 (the ’280 Patent), which expired in September 2016.
On September 28, 2015, the district court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue’s appeal of the Final Written Decisions of the Patent Trial and Appeal Board (PTAB) described below. On June 30, 2016, the district court lifted the stay based on the CAFC’s opinion and judgment affirming the PTAB’s Final Written Decisions confirming the patentability of the patent claims of the ’475 and ’280 Patents Purdue had challenged. On June 10, 2016, the Company filed a motion for leave to file a second amended Complaint to plead willful infringement. On June 21, 2016, Purdue filed an opposition to the Company’s motion for leave to plead willful infringement. On January 31, 2017, the Court granted the Company’s motion for leave to plead willful infringement.
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

Securities Class Action Lawsuit and Related Matters

On August 23, 2017, the Company, its current chief executive officer and president, its former chief executive officer and president, and its former chief financial officer were named as defendants in a purported federal securities law class action filed in the United States District Court for the Northern District of California (the District Court). The action (Huang v. Depomed et al., No. 3:17-cv-4830-JST, N.D. Cal.) alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its opioid products and contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. In an amended complaint filed on February 6, 2018, the lead plaintiff (referred to in its pleadings as the Depomed Investor Group), which seeks to represent a class consisting of all purchasers of Company common stock between July 29, 2015 and August 6, 2017, asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018. The lead plaintiff filed an opposition to the motion on June 8, 2018. The Company and the individuals filed a reply in support of their motion to dismiss on July 23, 2018. Oral arguments took place on December 13, 2018. On March 18, 2019, the District Court granted the Company's motion to dismiss the plaintiffs’ amended complaint. The dismissal was without prejudice, and the plaintiffs filed a second amended compliant on May 2, 2019. The second amended compliant asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. Company believes that the action is without merit and intends to contest it vigorously.
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

Opioid-Related Request and Subpoenas

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state, and local regulatory and governmental agencies. In March 2017, the Company received a letter from Senator Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information from the Company regarding its historical commercialization of opioid products. The Company voluntarily furnished information responsive to Sen. McCaskill’s request. The Company has also received subpoenas or civil investigative demands focused on its historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various State Attorneys General seeking documents and information regarding the Company’s historical sales and marketing of opioid products. In addition, the State of California Department of Insurance (CDI) has issued a subpoena to the Company seeking information relating to its historical sales and marketing of Lazanda. The CDI subpoena also seeks information on Gralise, a non-opioid product in the Company’s portfolio. The Company has received subpoenas from the U.S. Department of Justice (DOJ) seeking documents and information regarding its historical sales and marketing of opioid products. The Company also from time to time receives and complies with subpoenas from governmental authorities related to investigations primarily focused on third parties, including health care practitioners. We are cooperating with the foregoing governmental investigations and inquiries.

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
For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (MDL Court) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 1,000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been transferred to the MDL Court. The Company is currently involved in 13 lawsuits that have been transferred to the MDL Court, and one additional federal lawsuit in each of the Eastern District of Missouri and the Middle District of Pennsylvania. The Company was previously named in other federal lawsuits in which the plaintiffs have now dropped their claims against the Company. Plaintiffs may file additional lawsuits in which the Company may be named. Previously dismissed claims could also be refiled. Plaintiffs in the pending federal cases include county and municipal governmental entities, employee benefit plans, health clinics and health insurance providers who assert federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence or deceptive trade practices. In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. These lawsuits are in the earliest stages of proceedings, and the Company intends to defend itself vigorously in these matters.
State Opioid Litigation

Related to the cases in the MDL Court noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. The Company is currently named in 34 such cases -- four filed in Texas, six in Pennsylvania, six in Utah, four in Missouri, two in Nevada, eleven filed in South Carolina and one filed in Arizona. The Company was previously named as a defendant in a case in Arkansas state court, but the court in that case dismissed the plaintiffs' claims against the Company without prejudice. Plaintiffs may file additional lawsuits in which the Company may be named. Previously dismissed claims could also be refiled. In the pending cases, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking past and future damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. These lawsuits are likewise in their earliest stages, and the Company intends to defend itself vigorously in these matters.
Insurance Litigation

On January 15, 2019, the Company was named as a defendant in a declaratory judgment action filed by Navigators Specialty Insurance Company (Navigators) in the United States District Court for the Northern District of California (Case No. 3:19-cv-255). Navigators is the Company’s primary product liability insurer. Navigators is seeking declaratory judgment that opioid litigation claims noticed by the Company (as further described above under “Multidistrict Opioid Litigation” and “State Opioid Litigation”) are not covered by the Company’s policies with Navigators. The Company filed a response to the complaint on February 28, 2019. Navigators filed an answer on April 11, 2019.
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

NOTE 14.  INTANGIBLE ASSETS

The gross carrying amounts and net book values of intangible assets were as follows (in thousands):

	March 31, 2019				December 31, 2018
	Remaining	Gross			Gross
	Useful Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
Product rights	(In years)	Amount	Amortization	Value	Amount	Amortization	Value
NUCYNTA	6.8	$1,019,978	$(384,466)	$635,512	$1,019,978	$(360,891)	$659,087
CAMBIA	4.8	51,360	(27,175)	24,185	51,360	(25,891)	25,469
Zipsor	3.0	27,250	(20,292)	6,958	27,250	(19,707)	7,543
Total		$1,098,588	$(431,933)	$666,655	$1,098,588	$(406,489)	$692,099

Based on finite-lived intangible assets recorded as of March 31, 2019, and assuming the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2019 (remainder)	$76,330
2020	101,774
2021	101,774
2022	99,969
Thereafter	286,808
Total	$666,655

NOTE 15.  RESTRUCTURING CHARGES

In June 2017, the Company announced a limited reduction-in-force in order to streamline operations and achieve operating efficiencies. The activities related to that reduction-in-force were completed during the third quarter of 2017.  In December 2017, the Company initiated a company-wide restructuring plan following the entry into the Commercialization Agreement with Collegium. This plan focused on a reduction of the Company’s pain sales force during the first quarter of 2018, a reduction of the staff at its headquarters office during the second quarter of 2018 and a move from its headquarters facility in Newark, California to Lake Forest, Illinois in the third quarter of 2018. The restructuring plan was substantially complete as of December 31, 2018 and therefore no charges were incurred in the three months ended March 31, 2019.

The following table summarizes the total expenses recorded related to the 2017 restructuring and one-time termination cost activities by type of activity and the locations recognized within the consolidated statements of operations as restructuring costs (in thousands):

	Three Months Ended March 31,
	2019	2018
Employee compensation costs	$—	$8,779
Fixed Asset disposals and accelerated depreciation of leasehold improvements	—	—
Other exit costs	—	238
Total restructuring costs	$—	$9,017

Selected information relating to accrued restructuring, severance costs and one-time termination costs is as follows (in thousands):

Employee compensation costs
Balance at December 31, 2018	$1,578
Net accruals	—
Non-cash adjustments	—
Cash paid	(758)
Balance at March 31, 2019	$820

As of March 31, 2019, the full $0.8 million accrued restructuring liability balance was classified as a current liability in the Condensed Consolidated Balance Sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•	the commercial success and market acceptance of our products and product candidate, long-acting cosyntropin;

•	the success of Collegium in commercializing NUCYNTA® ER and NUCYNTA®;

•
the reversal or any successful appeal of the court's favorable ruling in our patent infringement litigation against the filers of Abbreviated New Drug Applications (each, an ANDA) to market generic versions of NUCYNTA ER and NUCYNTA in the United States (U.S.);

•	any additional patent infringement or other litigation, investigation or proceeding that may be instituted related to us or any of our products, product candidates or products we may acquire;

•
our ability to generate sufficient cash flow from our business to make payments on our indebtedness, our ability to restructure or refinance our indebtedness and our compliance with the terms and conditions of the agreements governing our indebtedness;

•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements related to the development or promotion of pharmaceutical products in the U.S.;

•	our plans to acquire, in-license or co-promote other products;

•
the timing and the results of our and our collaborative partners' research and development efforts including clinical studies relating to our and our collaborative partners' product candidates, including long-acting cosyntropin;

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

COMPANY OVERVIEW

We are a specialty pharmaceutical company focused on neurology, orphan and specialty medicines. Our current specialty pharmaceutical business includes the following three products which we market in the U.S.:

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

We also have the exclusive rights to market long-acting cosyntropin (synthetic adrenocorticotropic hormone, or ACTH) in the U.S. and Canada. Long-acting cosyntropin is an alcohol-free formulation of a synthetic analogue of ACTH. In February 2019, notification of acceptance for filing was received from the U.S. Food and Drug Administration (FDA) for our collaborative partner's 505(b)(2) New Drug Application (NDA) for the novel injectable formulation of long-acting cosyntropin. We, together with our collaborative partner, seek approval for the use of this product as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency.

We maintain a Commercialization Agreement with Collegium pursuant to which we granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the United States. Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We receive a royalty on all NUCYNTA revenues based on certain net sales thresholds.

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

OUR BUSINESS OPERATIONS

As of March 31, 2019, our revenues were generated primarily from the commercialized products set forth below.

Gralise (Gabapentin)

Gralise is our proprietary, once‑daily formulation of gabapentin indicated for management of PHN, a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. We made Gralise commercially available in October 2011, following its FDA approval in January 2011. Gralise product sales were $13.3 million and $14.8 million for the three months ended March 31, 2019 and 2018, respectively.

CAMBIA (Diclofenac Potassium for Oral Solution)

CAMBIA is a non‑steroidal anti‑inflammatory drug (NSAID) indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA in December 2013 from Nautilus Neurosciences, Inc. (Nautilus). We began shipping and recognizing product sales on CAMBIA in December 2013. We began shipping and recognizing product sales on CAMBIA in December 2013. CAMBIA product sales were $8.8 million and $6.4 million for the three months ended March 31, 2019 and 2018, respectively.

Zipsor (Diclofenac Potassium) Liquid Filled Capsules

Zipsor is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor in June 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne). We began shipping and recognizing product sales on Zipsor in June 2012. Zipsor product sales were $4.2 million and $4.7 million for the three months ended March 31, 2019 and 2018, respectively.

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

In December 2017, we entered into a Commercialization Agreement with Collegium, which we amended in November 2018. Pursuant to the Commercialization Agreement, we granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the United States. Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We receive a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $132.0 million for the year ended December 31, 2018. Beginning in 2019, we will receive royalties based on certain annual NUCYNTA net sales thresholds for future years. Both we and Collegium may terminate the Commercialization Agreement under certain circumstances; however, Collegium may not terminate the agreement prior to the end of 2021. Additionally, we retained certain rights to co-promote NUCYNTA products, subject to providing advanced notice to Collegium. See “Item 1. Financial Statements and Supplementary Data - Note 5. Revenue” for additional information regarding the terms of the Commercialization Agreement.

Product Candidate

Long-Acting Cosyntropin. In November 2017, we entered into definitive agreements with Slán Medicinal Holdings Limited and certain of its affiliates (Slán) pursuant to which we acquired Slán’s rights to market the specialty drug long-acting cosyntropin (synthetic ACTH) in the U.S. and Canada. In February 2019, notification of acceptance for filing was received from the FDA for our collaborative partner's 505(b)(2) NDA for the novel injectable formulation of long-acting cosyntropin. We, together with our collaborative partner, seek approval for the use of this product as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency.

Collaboration and License Agreement with Ironwood Pharmaceuticals, Inc. (Ironwood)

In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW 3718, an Ironwood product candidate under evaluation for refractory GERD. During the second quarter of 2018, we received a $5.0 million milestone payment related to the dosing of the first patient in a Phase 3 trial. We will receive additional contingent milestone payments upon the occurrence of certain development milestones and royalties on net sales of the product, if approved.There was no revenue recognized related to the Ironwood Agreement during the three months ended March 31, 2019 and 2018.

PDL BioPharma, Inc. (PDL) Royalty Purchase and Sale Agreement

In October 2013, pursuant to the terms and conditions of a Royalty Purchase and Sale Agreement with PDL (Royalty Purchase Agreement), we sold to PDL our right to receive royalty, milestone and other specified payments arising on and after

October 2013 under each of the following license agreements relating to our Acuform technology in the Type 2 diabetes therapeutic area: (i) the License and Services Agreement, effective as of March 4, 2011, with Boehringer Ingelheim International GMBH (BI) relating to potential future development milestones and sales of BI’s investigational fixed-dose combinations of drugs and extended-release metformin worldwide; (ii) the License Agreement, effective as of August 5, 2010, with Janssen Pharmaceutica N.V. (Janssen) relating to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana (canagliflozin) and extended-release metformin worldwide; (iii) the Non-Exclusive License, Covenant Not to Sue and Right of Reference Agreement, effective as of July 21, 2009, with Merck & Co., Inc. relating to sales of Janumet XR (sitagliptin and metformin HCL extended-release) worldwide; (iv) the Commercialization Agreement, effective as of August 22, 2011, with Santarus, Inc. relating to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (v) the Amended License Agreement, effective as of January 9, 2007, with LG Life Sciences Ltd. relating to sales of extended-release metformin in Korea; and (vi) the Amended and Restated License Agreement (Extended Release Metformin Formulations — Canada), dated as of December 13, 2005, with Biovail Laboratories International SRL relating to sales of extended-release metformin in Canada. Under the Royalty Purchase Agreement, PDL was entitled to receive all payments due under such license agreements until PDL received $481.0 million, after which all net payments received were to be shared evenly between us and PDL. In August 2018, we amended the Royalty Purchase Agreement and sold our remaining interest in such payments to PDL for $20.0 million.

Segment Information

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 11, 2019 (the 2018 Form 10-K). The description of our critical accounting policies is incorporated herein by reference to our 2018 Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 and 2018.

Revenue

Total revenues by products are summarized in the following table:

	Three Months Ended March 31,
	2019	2018
Product sales, net
Gralise	$13,278	$14,827
CAMBIA	8,808	6,416
Zipsor	4,231	4,746
Total neurology product sales, net	26,317	25,989
NUCYNTA products (1)	62	18,145
Lazanda (2)	71	220
Total product sales, net	26,450	44,354
Commercialization agreement:
Commercialization rights and facilitation services, net	30,856	28,095
Revenue from transfer of inventory	—	55,705
Royalties and Milestone Revenue	623	250
Total revenues	$57,929	$128,404

(1)
NUCYNTA product sales for the three months ended March 31, 2018 reflect our sales of NUCYNTA between January 1 and January 8, 2018. During the first quarter of 2018, in connection with the Collegium transaction, we recognized revenue of $12.5 million related to the release of NUCYNTA sales reserves which were primarily recorded in the fourth quarter of 2017, as financial responsibility for those reserves transferred to Collegium upon closing of the Commercialization Agreement. During the three months ended March 31, 2019 we recognized an insignificant amount of sales reserve estimate adjustments related to sales recognized for NUCYNTA and Lazanda in prior periods.

(2)	We divested Lazanda in November 2017. Product sales for the three months ended March 31, 2019 and 2018 relate to sales reserve estimate adjustments.

Product Sales

Gralise. The decrease of $1.5 million in Gralise product sales during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to lower commercial pricing.

CAMBIA. The increase of $2.4 million in CAMBIA product sales during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily the result of increased volume.

Zipsor. The decrease of $0.5 million in Zipsor product sales during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily the result of increased returns, the nature of which is not expected to recur.

Lazanda.We ceased recording revenues and related costs associated with Lazanda after we divested the product to Slán in November 2017. Product sales for the three months ended March 31, 2019 and 2018 reflect adjustments made for previously recorded sales reserve estimates.

Commercialization Agreement Revenue

We recognized revenue as a result of the Commercialization Agreement for the three months ended March 31, 2019 and 2018 as follows:

	Three months ended March 31,
	2019	2018
License Revenue	$32,098	$28,095
Contract Liability Amortization (1)	688	—
Contract Asset Amortization	(887)	—
Third-party Royalty, net	(1,043)	—
Inventory Transfer	—	55,705
Total Commercialization Revenue	$30,856	$83,800
(1) The contract liability amortization represents the recognition of revenue related to the warrants received in November 2018 which are being recognized over the term of the contract.

For the three months ended March 31, 2019, the Company recognized royalty revenue from the Commercialization Agreement of $32.1 million, which represents the variable royalty revenue which became effective for sales beginning January 1, 2019 as recognition of such royalties are constrained by the sales-based royalty exception related to intellectual property. Other components of revenue recognized by the Company include the amortization of the revenue attributed to warrants received from Collegium at the time of the contract modification in November 2018 which was partially offset by amortization expense of the contract asset. In addition, the Company recognized $1.0 million of expense related to the third-party royalty which has been paid by Collegium on behalf of Assertio. It is the Company’s expectation that in accordance with the amended Commercialization Agreement that Collegium will pay the full royalty owed to the third-party in 2019, 2020 and 2021 and that such amounts, over the course of the calendar year, will have no net impact to the Company.

For the three months ended March 31, 2018, the Company recognized royalty revenue from the Commercialization
Agreement of $28.1 million. The Company also recognized $55.7 million related to the transfer of inventory upon closing in January 2018. Cash collected from Collegium in the three months ended March 31, 2018 includes the upfront payments of $10.0 million for Facilitation Services and $6.2 million for Inventory Transfer as well as the quarterly portion of the annual minimum royalty amounts, payable by Collegium.

Royalties

During the three months ended March 31, 2019 and 2018, we recognized $0.6 million and $0.3 million, respectively, of revenue related to Cambia in Canada. The revenue recognized in 2019 also included a $0.3 million one-time amendment fee to support the continued collaboration with our partner in Canada following their acquisition.

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

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third‑parties, inventory write‑downs, amortization of inventory write-ups associated with business acquisitions, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described separately below under “Amortization of Intangible Assets.” Total cost of sales for the three months ended March 31, 2019 and 2018, was as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Cost of Sales	$2,575	$12,044
Dollar change from prior year	(9,469)	(5,730)
Percentage change from prior year	(78.6)%	(32.3)%

Cost of sales decreased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the reduction in NUCYNTA net product sales which had a higher cost of sales percentage than our neurology portfolio due to the inclusion of third party royalties in cost of sales for NUCYNTA. Pursuant to the terms of our Commercialization Agreement with Collegium, effective January 9, 2018, we no longer record product sales of NUCYNTA and NUCYNTA ER and, as a result, no longer incur or record the cost of sales of such products. The cost of sales during the three months ended March 31, 2018 includes $6.2 million related to the cost of inventory transferred to Collegium on closing of the Commercialization Agreement. Following the divestiture of Lazanda in November 2017, we no longer record Lazanda product sales or related cost of sales.

The cost of sales as a percentage of sales for Gralise, CAMBIA and Zipsor, combined for the three months ended March 31, 2019 and 2018 was approximately 10% and 8% respectively.

Research and Development Expenses

Our research and development expenses currently include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. It is difficult to predict the scope and magnitude of future research and development expenses for our product candidates in research and development, as it is difficult to determine the nature, timing and extent of clinical trials and studies and the FDA’s requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval. Total research and development expenses for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Research and development expenses	$1,793	$1,528
Dollar change from prior year	265	(3,556)
Percentage change from prior year	17.3%	(69.9)%

Research and development expenses during the three months ended March 31, 2019 increased compared to the prior year period due to an increase in salary and employee benefits.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal fees. Total selling, general and administrative expenses were as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Selling, general and administrative expenses	$25,045	$29,033
Dollar change from prior year	(3,988)	(19,486)
Percentage change from prior year	(13.7)%	(40.2)%

The decrease of $4.0 million in selling, general and administrative expense during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to the reduction in our sales force following the restructuring plan announced in December 2017 and the elimination of all commercialization efforts relating to NUCYNTA following the Commercialization Agreement with Collegium. In December 2017, in connection with the signing of the Commercialization Agreement with Collegium we announced the termination of our pain sales force which occurred during the first quarter of 2018, consisting of approximately 255 sales representative and sales manager positions, and our decision to significantly reduce our office staff and reduce our headquarters office space by approximately 50%.

In connection with the Multidistrict Opioid Litigation, the State Opioid Litigation and the Opioid-Related Requests and Subpoenas described in Note 13, “Commitments and Contingencies - Legal Matters” of the Notes to unaudited condensed

Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we expect to incur additional costs and expenses related to our ongoing opioid-related litigation and investigations, which may be significant.

Amortization of Intangible Assets

	Three Months Ended March 31,
(in thousands)	2019	2018
Amortization of intangible assets - NUCYNTA	$23,575	$23,575
Amortization of intangible assets - CAMBIA	1,284	1,284
Amortization of intangible assets - Zipsor	585	585
Total	$25,444	$25,444

The amortization expense during the three months ended March 31, 2019 was in-line with amortization expense for the three months ended March 31, 2018.

Restructuring Charges

	Three Months Ended March 31,
(in thousands)	2019	2018
Employee compensation costs	$—	$8,779
Fixed Asset disposals and accelerated depreciation of leasehold improvements	—	—
Other exit costs	—	238
Total restructuring costs	$—	$9,017

During 2018 we continued to execute the restructuring plan announced in December 2017. We completed the previously announced termination of our pain sales force during the first quarter of 2018, consisting of approximately 255 sales representative and sales manager positions. We relocated our corporate headquarters from Newark, California to Lake Forest, Illinois, which reduced our headquarters office space requirement by approximately 50%. During the first quarter of 2018, we entered into an Office Lease pursuant to which we lease approximately 31,000 rentable square feet of space in Lake Forest, Illinois. Our initial tenant improvements in the space were completed in August 2018 and we began occupying the space at that time.

For the three months ended March 31, 2018, restructuring expenses and one-time termination costs were $9.0 million. We did not incur any restructuring or one-time termination costs for the three months ended March 31, 2019 and expect to incur insignificant restructuring costs throughout 2019.

Other Income and Expense

Other income and expense for the three months ended March 31, 2019 and 2018 was comprised of:

	Three Months Ended March 31,
(in thousands)	2019	2018
Interest and other income	$1,020	$229
Change in fair value of Collegium warrants	(1,629)	—
Interest expense	(16,554)	(18,068)
Total other income (expense)	$(17,163)	$(17,839)

For the three ended March 31, 2019, other income and expense includes a $1.6 million expense related to the change in fair value of the Collegium warrants.

The interest expense was comprised of:

	Three Months Ended March 31,
(in thousands)	2019	2018
Interest payable on Senior Notes	$8,206	$10,441
Interest payable on Convertible Notes	2,156	2,156
Amortization of debt discounts and issuance costs relating to Senior Notes and Convertible Notes	6,164	5,418
Changes in fair value of contingent consideration	28	40
Other	—	13
Total interest expense	$16,554	$18,068

Interest expense decreased $1.5 million due to lower interest expense for our Senior Notes due to principal payments made in 2018 and Q1 2019. The decrease in interest expense in 2019 as compared to 2018 is due to these principal prepayments, offset in part by the impact of increasing interest rates in 2018. The increase in amortization of debt discounts and issuance costs was primarily due to the modification of the prepayment schedule for our Senior Notes.

In January 2019, we amended our Note Purchase Agreement. The amendment replaced our minimum EBITDA covenant with a senior secured debt leverage ratio covenant and a minimum net sales covenant. In addition, the prepayment premium was adjusted to be 3% of the principal amount of notes prepaid on or prior to April 14, 2020 and 1% of the principal amount of notes prepaid thereafter. We paid a $3.2 million upfront non-refundable amendment fee paid to the Purchasers in the first quarter of 2019 which was capitalized and is being amortized over the remaining term of the Senior Notes.

Income Tax Provision

In the three months ended March 31, 2019, we recorded an expense from income taxes of approximately $0.2 million, that represents an effective tax rate of 1.5%. The difference for the three months ended March 31, 2019 between the income tax benefit of $0.2 million, and the tax at the statutory rate of 21.0% on current year operations is principally due to the change in valuation allowance. In the three months ended March 31, 2018, we recorded a benefit from income taxes of approximately $0.3 million, that represents an effective tax rate of (1.0%). For the three months ended March 31, 2018, the difference between the recorded provision for income taxes and the tax benefit based on the federal statutory rate of 21%, was primarily attributable to the impact of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
(in thousands)	2019	2018
Cash, cash equivalents and short-term investments	$109,691	$110,949

The decrease in cash, cash equivalents and short-term investments during the three months ended March 31, 2019 is primarily attributable to the payment of $25.0 million of principal on our Senior Notes in January 2019, an increase in receivables of approximately $9.0 million due to a change in wholesaler customer payment terms, interest payments of approximately $13.2 million, partially offset by $32.0 million received related to the Purdue settlement and operating cash flows.

We were in compliance with our covenants, including the Senior Secured Debt Leverage Ratio and Net Sales covenants, with respect to the Senior Notes as of March 31, 2019. While we are currently in compliance with each of the financial and other covenants contained in the Note Purchase Agreement, and anticipate continued compliance with such covenants, we may seek to refinance or restructure our debt, sell assets or obtain additional capital, each of which may be on terms that may be onerous, dilutive or disruptive to our business. Any prepayment of the Senior Notes would be subject to a prepayment fee of up to 3% of the principal amount of the Senior Notes prepaid. In addition, in connection with any refinancing of our debt, we would also accelerate the recognition of the balance of the unamortized debt discount and the debt issuance costs as of the date of any refinancing.

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

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash (used in) provided by operating activities	$27,195	$(26,975)
Cash (used in) provided by investing activities	(13)	1,424
Cash (used in) provided by financing activities	(28,440)	360
Net (decrease) increase in cash and cash equivalents	$(1,258)	$(25,191)

Cash Flows from Operating Activities

Cash provided by operating activities increased during the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to the receipt of $32.0 million from the Purdue settlement.

Cash Flows from Investing Activities

The reduction in cash provided by investing activities during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily relates to cash received from the settlement of investment activities. Cash used in investing activities in the three months ended March 31, 2019 includes primarily relates to cash paid for fixed asset additions made in 2018

Cash Flows from Financing Activities

The increase in cash used in financing activities during the three months ended March 31, 2019 as compared to the same period in 2018 primarily relates to principal payments on our Senior Notes as we made a payment of $25.0 million in January 2019 and a $3.2 million modification fee payment, while there were no payments due or made in the prior year period.

We made principal payments in January and April 2019 of $25.0 million and $55.0 million, respectively, in accordance with the Note Purchase Agreement.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the quarter ended March 31, 2019.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the sources and effects of our market risk compared to the disclosures in Item 7A of our Annual Report on the 2018 Form 10-K.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investment in money market accounts which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the three month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and certain thresholds. Current LIBOR rates are above the 1.0% LIBOR floor, and the interest rate on our borrowings under the Senior Secured Credit Facility is currently 12.54% per annum. An increase in the three month LIBOR of 100 basis points above the current three month LIBOR rates would increase our interest expense by approximately $0.6 million for 2019, assuming we timely make the scheduled principal payments. Such increase was limited as our interest rate for our senior Secured Credit Facility is capped at 12.95%. As of March 31, 2019, we had $345.0 million aggregate principal amount of convertible senior notes outstanding, which are fixed rate instruments.

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

Foreign Currency Risk. We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at March 31, 2019. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 13 “Commitments and Contingencies - Legal Matters” of the Notes to unaudited condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our 2018 Form 10-K. In addition to other information in this report, the following factors should be considered carefully in evaluating an investment in our securities. If any of the risks or uncertainties described in this Form 10‑K actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties described below have been grouped under general risk categories, one or more of which categories may be applicable to the risk factor described. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

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

Our commercialization agreement with Collegium grants each party specified termination rights. If the agreement is terminated, we may either perform commercialization activities relating to NUCYNTA and NUCYNTA ER on our own or identify and collaborate with another commercialization partner. Both alternatives would result in us incurring greater expenses and could cause a disruption in the commercialization of the products while we expand our commercial operations or seek an alternative commercialization partner, which disruption could lead to a loss of market share and decreased demand for the products. If we elect to increase our expenditures to fund commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all, or which may not be possible due to our other financing arrangements. If we elect to seek another commercialization partner, we may be unsuccessful in identifying a satisfactory partner or, if we do successfully identify a partner, we may be unable to negotiate a new commercialization agreement on acceptable terms, or at all.

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

Hurricanes Irma and Maria caused significant devastation and damage throughout Puerto Rico in 2017, including widespread flooding and power loss. As a result, we experienced delays in the manufacture, packaging and delivery of certain dosage strengths of NUCYNTA ER in fourth quarter of 2017 and the first quarter of 2018. We and Collegium may experience product delays or outages in the future. Any delay in the manufacture, packaging or delivery of NUCYNTA and NUCYNTA ER, whether due to the manufacturing facility at which NUCYNTA and NUCYNTA ER are produced not being fully operational for an extended period of time or otherwise, could adversely affect the ability of Collegium to commercialize such products, which could adversely affect our results of operations and financial condition.

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

Tapentadol, the active pharmaceutical ingredient in NUCYNTA and NUCYNTA ER, is a proprietary opioid analgesic that is marketed in the U.S. by our commercialization partner Collegium. NUCYNTA and NUCYNTA ER compete with a number of branded and generic products that are widely used to treat moderate to severe pain, including neuropathic pain associated with DPN, and acute pain, respectively. These products include OxyContin (oxycodone hydrochloride extended-release tables), which is owned by Purdue and is approved for marketing in the U.S. for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. OxyContin has achieved significant levels of market acceptance. Unlike NUCYNTA ER, a number of long- acting opioids have product labelling related to their abuse deterrent properties, which may put NUCYNTA ER at a competitive disadvantage. There are also a number of branded and generic short and long acting opioids, including oxycodone, oxymorphone, fentanyl patch, morphine, buprenorphine patch, tramadol, hydrocodone and hydromorphone, which have received approval and are marketed in the U.S. for the treatment of moderate to severe pain, including chronic and acute pain. More opioid development and launches of both generics and brands are expected to continue. For example, Butrans (promoted by Purdue) has been facing generic entrants since June 2017. In addition, Pfizer’s new opioid Troxyca ER was approved in 2016, but has not yet launched. Teva’s Vantrela ER was approved in 2017, but has not yet launched. Inspirion received approval for MorphaBond™ ER (morphine sulfate) and RoxyBond (oxycodone HCL). MorphaBond launched in the fourth quarter of 2017 and RoxyBond had a marketing start date of January 2018. Lyrica (pregabalin), which is marketed by Pfizer, is approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. In January 2018, Pfizer began to sell Lyrica CR (pregabalin extended-release tablets), a once-daily treatment for the management of DPN and PHN. Branded and generic versions of duloxetine and lidocaine have also been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. There are a number of other products and treatments prescribed for, or under development for, the management of chronic and acute pain, including neuropathic pain associated with DPN, which are now or may become competitive with NUCYNTA and NUCYNTA ER. Further, in light of the FDA’s efforts to spur the development of non-opioid medications for chronic pain, we expect that additional other competitive products and treatments may be developed and commercialized.

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

Under the Federal Food, Drug, and Cosmetic Act (FDCA), the FDA can approve an ANDA for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage, form, inactive ingredients or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

The FDCA requires an applicant for a drug that relies, at least in part, on the patent of one of our branded drugs to notify us of their application and potential infringement of our patent rights. Upon receipt of this notice, we would have 45 days to bring a patent infringement suit in federal district court against the company seeking approval of a product covered by one of our patents. The discovery, trial and appeals process in such suits can take several years. The filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA’s ability to approve the competitor's application. Such litigation is often time-consuming and quite costly and may result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe such patents. If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs.

We have been involved in patent litigation lawsuits against filers of ANDAs (the Filers) seeking to market generic versions of NUCYNTA and NUCYNTA ER before the expiration of the patents listed in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for these two products. A two-week bench trial was completed on April 27, 2016. On September 30, 2016, the District Court issued its opinion finding all three of the Orange Book patents valid and enforceable. On April 11, 2017, the District Court entered a final judgment, which included an injunction enjoining the Filers from engaging in certain activities with regard to tapentadol (the active ingredient in NUCYNTA) and ordering the effective date of any approval of Actavis, Actavis UT, and Roxane’s ANDAs, and Alkem’s ANDA for NUCYNTA IR to be no earlier than the expiry of the ’364 Patent (June 27, 2025), and the effective date of any approval of Alkem’s ANDA for NUCYNTA ER to be no early than the expiry of the ’130 Patent (September 22, 2028). The foregoing periods of exclusivity may in the future be extended with the award of pediatric exclusivity. In March 2019, the Federal Circuit affirmed the decision of the District Court in all respects. On April 29,

2019, Alkem filed a petition for rehearing and rehearing en banc with the Federal Circuit. If such petition is granted, and if we do not prevail as a result of such rehearing, we may be unable to maintain the currently anticipated period of patent exclusivity. Any introduction of one or more generic versions of NUCYNTA or NUCYNTA ER would adversely affect Collegium’s ability to commercialize such products, and in turn would adversely affect our business, results of operations and financial condition.

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

In November 2017 we acquired the exclusive rights to market the specialty drug long-acting cosyntropin (synthetic ACTH) in the U.S. and Canada. Long-acting cosyntropin is an alcohol-free formulation of a synthetic analogue of ACTH. In February 2019, notification of acceptance for filing was received from the FDA for our collaborative partner's 505(b)(2) NDA for the novel injectable formulation of long-acting cosyntropin. We, together with our collaborative partner, seek approval for the use of this product as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency.

An independent, investigator-led clinical trial evaluating long-acting cosyntropin for the treatment of infantile spasms (the IS Trial), a specific seizure type present in the infantile epilepsy spectrum, a rare pediatric disorder, is ongoing. As a precautionary measure, due to differences in the pharmacokinetic profiles between certain manufacturing lots of the product candidate which may be the result of manufacturing processes, the investigator paused enrollment of new subjects in the IS Trial. The pause in enrollment of new subjects in the IS Trial, other developments with regard to the IS Trial, including clinically relevant findings, or the failure by our collaborative partner to manufacture the product in accordance with applicable specifications or regulatory requirements, may delay or prevent FDA approval of the NDA for diagnostic use of long-acting cosyntropin, which could adversely impact our business, financial condition and results of operations.

The expected timing of NDA filings and related approvals, the successful execution of applicable clinical trials and our overall strategy with regard to the product candidate's application may not achieve our intended results. Our overall strategy to bring our injectable formulation of long-acting cosyntropin to market in the U.S. and Canada is subject to certain risks and uncertainties. The NDA may not be successful. Further, if our product, manufacturing processes or facilities do not satisfy regulatory requirements, including as a result of the manufacturing matter identified above, FDA approval may be delayed or not be granted. Even if we receive FDA approval for our intended diagnostic indication, the ability to commercialize the product for diagnostic use may not generate significant revenue.

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

Other factors could delay or result in the termination of our or our collaborative partner's current and future clinical trials and related development programs, including:

•	negative or inconclusive results;

•	patient enrollment rates;

•	patient noncompliance with the protocol;

•	adverse medical events or side effects among patients during the clinical trials;

•	any findings resulting from FDA inspections of clinical operations;

•	failure to meet FDA preferred or recommended clinical trial design, end points or statistical power;

•	failure to comply with good clinical practices;

•	failure of third party clinical trial vendors to comply with applicable regulatory laws and regulations;

•	compliance with applicable laws and regulations;

•	inability of third party clinical trial vendors to satisfactorily perform their contractual obligations, comply with applicable laws and regulations or meet deadlines;

•	delays or failures in obtaining clinical materials or manufacturing sufficient quantities of the product candidate for use in clinical trials;

•	delays or failures in recruiting qualified patients to participate in clinical trials; and

•	actual or perceived lack of efficacy or safety of the product candidate.

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

Any material delay or failure in the governmental approval process or the successful commercialization of our approved product candidates, or those of our collaborative partners, could adversely impact our business, financial condition and results of operations.

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

We are subject to risks associated with NDAs submitted under Section 505(b)(2) of the FDCA.

The products we or our collaborative partners develop or acquire generally are or will be submitted for approval under Section 505(b)(2) of the FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For instance, the NDA for Gralise relies on the FDA’s prior approval of Neurontin, the immediate release formulation of gabapentin initially approved by the FDA.

For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as “Paragraph IV certifications,” that certify any patents listed in the Orange Book publication in respect to any product referenced in the 505(b)(2) application are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) application. Under the Hatch-Waxman Act, the holder of the NDA which the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA’s ability to approve the 505(b)(2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or only some of the indications sought by us. If the FDA disagrees with the use of the Section 505(b)(2) regulatory pathway for product candidates, we would need to reconsider our plans and might not be able to obtain approval for product candidates in a timely or cost-efficient manner, or at all. The FDA may also reject our future Section 505(b)(2) submissions and may require us to file such submissions under Section 501(b)(1) of the FDCA, which could be considerably more expensive and time consuming.

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

For instance, federal, state, and local governments have for the last several years given significant attention to the public health issue of opioid abuse. In 2016, the Centers for Disease Control and Prevention (CDC) issued national, non-binding guidelines on the prescribing of opioids, providing recommended considerations for primary care providers when prescribing opioids, including specific considerations and cautionary information about opioid dosage increases and morphine milligram equivalents (MME). A number of third party payers have adopted or are considering adopting some or all of these CDC guidelines to limit access to higher doses of opioids. Industry associations and trade groups are also changing or considering changes to guidelines relevant to opioid prescriptions along similar lines. In addition, a number of state legislatures across the country have enacted legislation with some type of limit, guidance, or requirement related to opioid prescribing, including seeking to limit the duration and quantity of initial prescriptions of opioids and to mandate the use by prescribers of prescription drug databases. At the federal level, the White House Office of National Drug Control Policy (ONDCP) and the National Institutes of Health (NIH) are coordinating efforts between the FDA, the DEA, the U.S. Department of Health and Human Services, and pharmaceutical industry groups to research and develop effective non-opioid pain relievers. In July 2018, the DEA issued a final rule, “Controlled Substances Quotas,” to strengthen the process for setting controls over diversion of controlled substances and to make other improvements in the quota management regulatory system for production, manufacturing, and procurement of controlled substances. The DEA also continues to increase its efforts to hold manufacturers, distributors, prescribers, and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. The DEA also has reduced the quota for controlled substances to be manufactured in the U.S. each year for the past few years, although no changes to the 2019 quotas for tapentadol (NUCYNTA) were recommended. Further, the FDA has updated the “black-box” warnings on immediate release opioids highlighting the risk of misuse, abuse, addiction, overdose, and death in conjunction with the implementation of a Risk Evaluation and Mitigation Strategies (REMS) for these same products. Extended release opioids have been subject to a separate REMS since July 2012. The FDA has also emphasized that it will continue to evaluate patient risk associated with exposure to opioids, and that it will work to reduce the number, dosages and the duration of opioid prescriptions, where appropriate. In October 2018 Congress approved H.R. 6, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment (SUPPORT) for Patients and Communities Act, and President Trump signed such legislation into law. These regulatory actions, including the SUPPORT Act and other similar legislation or policy initiatives, may adversely impact the commercialization of opioids generally, including NUCYNTA and NUCYNTA ER.

In addition, various federal and state governmental entities, including the U.S. Department of Justice (DOJ) and a number of state attorneys general, have launched investigations into the marketing and sales practices of pharmaceutical companies that market or have marketed opioid and non-opioid pain medications, including us. For instance, we have received subpoenas or civil investigative demands from the DOJ and several State Attorneys General and other state regulators seeking documentation and information in connection with our historical sales and marketing of opioid products. We also received a subpoena from the State of California Department of Insurance (CDI) seeking information relating to our historical sales and marketing of Gralise. There has been recent regulatory attention focused on gabapentin as a result of a perceived risk of the compound being used as a potentiator for opioid abuse. Although gabapentin is neither an opioid nor classified as a controlled substance by the DEA, as a result of the perceived risks relating to opioid abuse, several states have scheduled gabapentin as a controlled substance. Continued changes in regulations and legislation applicable to gabapentin could have a material adverse impact on the commercial prospects of Gralise which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

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
In recent years, there has been increased public attention on the public health issue of opioid abuse. The ability of drug abusers to discover previously unknown ways to abuse and misuse opioid products; public inquiries and governmental investigations into prescription drug abuse; litigation and heightened regulatory activity regarding the sales, marketing, distribution or storage of opioid products, among other things, could cause additional unfavorable publicity regarding the use and misuse of opioids, which could have a material adverse effect on opioid products, the reputation of the opioid manufacturers and the ability of Collegium to successfully commercialize NUCYNTA and NUCYNTA ER. Such negative publicity could reduce the potential size of the market for NUCYNTA and NUCYNTA ER, and decrease the revenues Collegium is able to generate from their sale, which in turn would adversely affect our financial condition and results of operations. Additionally, such increased scrutiny of opioids generally, whether focused on NUCYNTA and NUCYNTA ER or otherwise, could have the effect of negatively impacting relationships with healthcare providers and other members of the healthcare community, reducing the overall market for opioids or reducing the prescribing and use of NUCYNTA and NUCYNTA ER.
Pharmaceutical marketing is subject to substantial regulation in the U.S. and any failure by us or our commercial and collaborative partners to comply with applicable statutes or regulations could adversely affect our business.

All marketing activities of Collegium associated with NUCYNTA and NUCYNTA ER, and our current marketing activities associated with Gralise, CAMBIA, and Zipsor, as well as marketing activities related to any other products that we may acquire, or for which we or our collaborative partners obtain regulatory approval, are and will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under these laws, in recent years, the federal government has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payer.

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
Companies may not promote drugs for “off-label” use—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the U.S. Department of Health and Human Services (OIG), the FDA, and the DOJ all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing clearance has not been obtained. If any of the investigations of the DOJ, the Attorneys General identified above, and the CDI, as well as the actions filed by states and municipalities against us, result in a finding that we engaged in wrongdoing, including sales and marketing practices for our current and future products that violate applicable laws and regulations, we could incur significant liabilities. Such liabilities would harm our business, financial condition and results of operations as well as divert management’s attention from our business operations and damage our reputation. For additional information regarding potential liability, see also “ - Governmental investigations and inquiries, regulatory actions and lawsuits brought against us by government agencies and private parties with respect to our historical commercialization of opioids could adversely affect our business, financial condition and results of operations.”

Health care reform could increase our expenses and adversely affect the commercial success of our products.

The ACA includes numerous provisions that affect pharmaceutical companies. For example, the ACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The ACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The ACA also requires increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. The ACA also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties. These and other aspects of the ACA, including regulations that may be imposed in connection with the implementation of the ACA, such as the 340B Program (which requires pharmaceutical manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at significantly reduced prices), could increase our expenses and adversely affect our ability to successfully commercialize our products and product candidates.

Many members of Congress and President Trump have pledged to repeal the ACA. In January 2017, the House and Senate passed a budget resolution that authorized Congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate. President Trump also issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of burdensome provisions of the ACA to the maximum extent permitted by law. Although several attempts to repeal and replace the ACA failed to pass both houses of Congress or have been limited or rejected by Federal courts, there is still uncertainty with respect to the impact President Trump’s administration and the Congress may have, if any, and any changes will likely take time to unfold. Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our products and product candidates. In addition, President Trump, members of Congress, and state elected officials have indicated that reducing the price of prescription drugs will be a priority. The implementation of any price controls, caps on prescription drugs or price transparency requirements, whether at the federal level or state level, could adversely affect our business, operating results and financial condition.

Risks Related to the Historical Commercialization of Opioids
Governmental investigations and inquiries, regulatory actions and lawsuits brought against us by government agencies and private parties with respect to our historical commercialization of opioids could adversely affect our business, financial condition and results of operations.

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state and local regulatory and governmental agencies, as well as increased legal action brought by state and local governmental entities and private parties. For example, we are currently named as a defendant, along with numerous other manufacturers and distributors of opioid drugs, in multiple lawsuits alleging common-law and statutory causes of action for alleged misleading or otherwise improper marketing and promotion of opioid drugs. Such litigation and related matters are described in “Item 1. Financial Statements - Note 13. Commitments and Contingencies.”

In March 2017, we received a letter from Senator Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information regarding our historical commercialization of opioid products. We voluntarily furnished information responsive to Sen. McCaskill’s request. We have also received subpoenas or civil investigative demands focused on historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various State Attorneys General seeking documents and information regarding our historical sales and marketing of opioid products. In addition, the CDI has issued a subpoena to us seeking information relating to our historical sales and marketing of Lazanda. The CDI subpoena also seeks information on Gralise, a non-opioid product in our portfolio. We have received subpoenas from the DOJ seeking documents and information regarding our historical sales and marketing of opioid products. We also from time to time receive and comply with subpoenas from governmental authorities related to investigations primarily focused on third parties, including health care practitioners. We are cooperating with the foregoing governmental investigations and inquiries. These matters are described in “Item 1. Financial Statements - Note 13. Commitments and Contingencies.”

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

We are or may be involved in various legal proceedings, lawsuits and certain government inquiries and investigations, including with respect to, but not limited to, patent infringement, product liability, personal injury, antitrust matters, securities class action lawsuits, breach of contract, Medicare and Medicaid reimbursement claims, opioid-related matters, promotional practices and compliance with laws relating to the manufacture and sale of controlled substances. For example, we, along with other opioid manufacturers and, often, distributors, have been named in lawsuits related to the manufacturing, distribution, marketing and promotion of opioids. In addition, we have also received various subpoenas and requests for information related to the distribution, marketing and sale of our opioid products. Moreover, our primary product liability insurer has sought a declaratory judgment that opioid litigation claims noticed by us are not covered by our policies with such insurer. Such litigation and related matters are described in “Item 1. Financial Statements - Note 13. Commitments and Contingencies.” If

any of these legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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

From time to time, we may become aware of activities by third parties that may infringe our patents. Infringement of our patents by others may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third party proprietary rights. For instance, we have previously been engaged in ANDA litigation involving NUCYNTA, NUCYNTA ER and NUCYNTA oral solution as well as Gralise and Zipsor. It is possible our issued or licensed patents may not be held valid by a court of competent jurisdiction or the Patent Trial and Appeal Board (PTAB). Whether or not the outcome of litigation or the PTAB proceeding is favorable to us, the litigation and the proceedings may take significant time, may be expensive and may divert management’s attention from other business concerns. We may also be required to participate in derivation proceedings or other post-grant proceedings declared by the U.S. Patent and Trademark Office (USPTO) for the purposes of, respectively, determining the priority of inventions in connection with our patent applications or determining validity of claims in our issued patents. Adverse determinations in litigation or proceedings at the USPTO could adversely affect our business, results of operations and financial condition and could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

Risks Related to Our Financial Position

Our failure to generate sufficient cash flow from our business to make payments on our debt would adversely affect our business, financial condition and results of operations.

We have incurred significant indebtedness under the senior secured notes we issued in April 2015 (the Senior Notes) and the convertible notes we issued in September 2014 (the Convertible Notes). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Convertible Notes, the Senior Notes and any additional debt obligations we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. Further, our results of operations may cause us to fail to comply with the financial covenants contained in the Note Purchase Agreement described in “Item 1. Financial Statements - Note 10. Debt,” which event of default could result in all of our debt becoming immediately due and payable. If we are unable to generate sufficient cash flow or if our results of operations cause us to fail to comply with our financial covenants, we may be required to take one or more actions, including refinancing our debt, significantly reducing expenses, renegotiating our debt covenants, restructuring our debt, selling assets or obtaining additional capital, each of which may be on terms that may be onerous, highly dilutive or disruptive to our business. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on commercially reasonable or acceptable terms, which could result in a default on our obligations, including the Convertible Notes and the Senior Notes.

We may seek to refinance all or a portion of our outstanding indebtedness in the future. Any such refinancing would depend on the capital markets and business and financial conditions at the time, which could affect our ability to obtain attractive terms if or when desired or at all.

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

•	adverse events related to our products, or product candidates, including recalls;

•	interruptions of manufacturing or supply, or other manufacture or supply difficulties;

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

Our product revenues have typically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year, which may cause our stock price to decline.

Our product revenues have typically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year. We believe this arises primarily as a result of wholesalers’ reductions of inventory of our products in the first quarter and annual changes in health insurance plans that occur at the beginning of the calendar year.

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

ITEM 6. EXHIBITS

10.1	Amended and Restated Annual Bonus Plan
10.2	Non-Employee Director Compensation and Grant Policy
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T
_______________________________________________________
(*)    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2019	ASSERTIO THERAPEUTICS, INC.

/s/ Arthur J. Higgins
Arthur J. Higgins
President and Chief Executive Officer

/s/ Daniel A. Peisert
Daniel A. Peisert
Senior Vice President and Chief Financial Officer