Form 10-Q
period 2019-06-30
Assertio Therapeutics, Inc
filed 2019-08-09
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of August 5, 2019 was 64,826,248.

ASSERTIO THERAPEUTICS, INC.
 Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2019

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$68,348	$110,949
Short-term investments	7,114	—
Accounts receivable, net	34,311	37,211
Inventories, net	3,005	3,396
Prepaid and other current assets	26,231	56,551
Total current assets	139,009	208,107
Property and equipment, net	13,050	13,064
Intangible assets, net	641,212	692,099
Investments	8,589	11,784
Other long-term assets	11,014	7,812
Total assets	$812,874	$932,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,188	$6,138
Accrued rebates, returns and discounts	63,808	75,759
Accrued liabilities	19,648	31,361
Current portion of Senior Notes	80,000	120,000
Interest payable	9,194	11,645
Other current liabilities	2,100	1,133
Total current liabilities	176,938	246,036
Contingent consideration liability	953	1,038
Senior Notes	117,527	158,309
Convertible Notes	297,550	287,798
Other long-term liabilities	22,467	19,350
Total liabilities	615,435	712,531
Commitments and contingencies
Shareholders’ equity:
Common stock	6	6
Additional paid-in capital	407,944	402,934
Accumulated deficit	(210,506)	(182,600)
Accumulated other comprehensive loss	(5)	(5)
Total shareholders’ equity	197,439	220,335
Total liabilities and shareholders' equity	$812,874	$932,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product sales, net	$25,937	$26,838	$52,387	$71,192
Commercialization agreement, net	31,003	31,179	61,859	114,979
Royalties and milestones	263	5,257	886	5,507
Total revenues	57,203	63,274	115,132	191,678
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	2,124	2,753	4,699	14,797
Research and development expenses	1,263	2,180	3,056	3,708
Selling, general and administrative expenses	24,755	31,308	49,800	60,341
Amortization of intangible assets	25,443	25,444	50,887	50,888
Restructuring charges	—	5,814	—	14,831
Total costs and expenses	53,585	67,499	108,442	144,565
Income (loss) from operations	3,618	(4,225)	6,690	47,113
Other (expense) income:
Interest expense	(14,842)	(17,010)	(31,396)	(35,078)
Other (expense) income, net	(1,240)	67	(1,849)	296
Net (loss) income before income taxes	(12,464)	(21,168)	(26,555)	12,331
Income taxes (expense) benefit	(1,141)	120	(1,351)	445
Net (loss) income	$(13,605)	$(21,048)	$(27,906)	$12,776
Basic net (loss) income per share	$(0.21)	$(0.33)	$(0.43)	$0.20
Diluted net (loss) income per share	$(0.21)	$(0.33)	$(0.43)	$0.20
Shares used in computing basic net (loss) income per share	64,480	63,719	64,405	63,611
Shares used in computing diluted net (loss) income per share	64,480	63,719	64,405	64,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(13,605)	$(21,048)	$(27,906)	$12,776
Unrealized (loss) gain on available-for-sale securities, net of tax	—	(1)	—	1
Comprehensive (loss) income	$(13,605)	$(21,049)	$(27,906)	$12,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)
`

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2017	63,400	6	$389,015	$(219,508)	$(5)	$169,508
Issuance of common stock upon exercise of options	120	—	636	—	—	636
Issuance of common stock in conjunction with vesting of restricted stock units	33	—	—	—	—	—
Stock-based compensation	—	—	2,234	—	—	2,234
Shares withheld for payment of employee's withholding tax liability	—	—	(114)	—	—	(114)
Net income	—	—	—	33,824	—	33,824
Unrealized gain on available-for-sale securities	—	—		—	2	2
Balances at March 31, 2018	63,553	6	$391,771	$(185,684)	$(3)	$206,090
Issuance of common stock upon exercise of options	108	—	667	—	—	667
Issuance of common stock under employee stock purchase plan	72	—	381	—	—	381
Issuance of common stock in conjunction with vesting of restricted stock units	169	—	—	—	—	—
Stock-based compensation	—	—	5,270	—	—	5,270
Shares withheld for payment of employee's withholding tax liability	—	—	(153)	—	—	(153)
Net (loss)	—	—	—	(21,048)	—	(21,048)
Unrealized gain on available-for-sale securities	—	—	—	—	(1)	(1)
Balances at June 30, 2018	63,902	6	$397,936	$(206,732)	$(4)	$191,206

Balances at December 31, 2018	64,185	6	$402,934	$(182,600)	$(5)	$220,335
Issuance of common stock upon exercise of options	14	—	25	—	—	25
Issuance of common stock in conjunction with vesting of restricted stock units	132	—	—	—	—	—
Stock-based compensation	—	—	2,702	—	—	2,702
Shares withheld for payment of employee's withholding tax liability	—	—	(216)	—	—	(216)
Net (loss)	—	—	—	(14,301)	—	(14,301)
Balances at March 31, 2019	64,331	6	$405,445	$(196,901)	$(5)	$208,545
Issuance of common stock under employee stock purchase plan	64	—	158	—	—	158
Issuance of common stock in conjunction with vesting of restricted stock units	426	—	—	—	—	—
Stock-based compensation	—	—	2,634	—	—	2,634
Shares withheld for payment of employee's withholding tax liability	—	—	(293)	—	—	(293)
Net (loss)	—	—	—	(13,605)	—	(13,605)
Balances at June 30, 2019	64,821	6	407,944	(210,506)	(5)	197,439
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net (loss) income	$(27,906)	$12,776
Adjustments for non-cash items:
Depreciation and amortization	51,503	53,816
Accretion of debt discount and debt issuance costs	12,220	10,808
Provision for inventory obsolescence	196	218
Gain on disposal of property and equipment	6	(134)
Stock-based compensation	5,336	7,504
Change in fair value of contingent consideration	(85)	(462)
Other	3,144	39
Changes in assets and liabilities:
Accounts receivable	2,900	30,333
Inventories	195	7,847
Prepaid and other assets	30,492	(35,740)
Accounts payable and other accrued liabilities	(14,890)	(44,322)
Accrued rebates, returns and discounts	(11,951)	(55,656)
Interest payable	(2,451)	(938)
Income taxes payable	—	(126)
Net cash provided by (used in) operating activities	48,709	(14,037)
Investing Activities
Purchases of property and equipment	(621)	(772)
Proceeds from disposal of property and equipment	—	145
Proceeds from sale of other assets	—	80
Purchases of marketable securities	(7,864)	—
Maturities of marketable securities	750	1,200
Net cash (used in) provided by investing activities	(7,735)	653
Financing Activities
Payment of contingent consideration liability	—	(184)
Repayment of Senior Notes	(80,000)	(57,500)
Fees for modification of Senior Notes	(3,249)	—
Proceeds from issuance of common stock	183	1,684
Shares withheld for payment of employee's withholding tax liability	(509)	(267)
Net cash (used in) financing activities	(83,575)	(56,267)
Net (decrease) in cash and cash equivalents	(42,601)	(69,651)
Cash and cash equivalents at beginning of year	110,949	126,884
Cash and cash equivalents at end of period	$68,348	$57,233
Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$420	$166
Cash paid for interest	$21,571	$25,149
Capital expenditures incurred but not yet paid	$287	$260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Assertio Therapeutics, Inc. (“Assertio” or the “Company”) is a specialty pharmaceutical company focused on neurology, orphan and specialty medicines. The Company’s current specialty pharmaceutical business includes the following three products which the Company markets in the United States (U.S.):

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
Basis of Presentation

The unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the entire year ending December 31, 2019 or future operating periods.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2019 (the “2018 Form 10-K”). The balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date, as filed in the Company’s 2018 Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Depomed Bermuda Ltd (Depo Bermuda), Depo NF Sub, LLC (Depo NF Sub) and Depo DR Sub, LLC (Depo DR Sub). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Additionally, estimates are used in determining items such as sales discounts and returns, depreciable and amortizable lives, share-based compensation assumptions and taxes on income. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from these estimates.
Segment Information

The Company maintains one operating segment and has operations solely in the United States. To date, substantially all of the Company’s revenues from product sales are related to sales in the United States.

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

Commercialization Agreement

The Company derives revenue under its Commercialization Agreement with Collegium whereby the Company granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the United States. The Company entered into the Commercialization Agreement in December 2017, which became effective in January 2018, and amended the agreement in August 2018 and again in November 2018. The Company views its performance obligations as a series of distinct goods or services that are substantially the same and that have the same pattern of transfer. Prior to the November 2018 amendment, the consideration related to the license and facilitation services was fixed and recognized ratably over the contract term. Following the November 2018 amendment, the royalty payments owed to the Company from Collegium, pursuant to the terms of the Commercialization Agreement, represent variable compensation that is subject to the sales based royalty exception for licenses of intellectual property because the License, as defined in Note 5 “Revenue”, is the predominant component of this arrangement.

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

Product Sales Allowances—The Company considers product sales allowances to be variable consideration and estimates and recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on actual or estimated amounts owed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. The Company uses the most likely method in estimating product sales allowances. If actual future results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s sales allowances include:

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

Wholesaler and Retail Pharmacy Discounts — The Company offers contractually determined discounts to certain wholesale distributors and retail pharmacies that purchase directly from it. These discounts are either taken off invoice at the time of shipment or paid to the customer, on a quarterly basis, one to two months after the quarter in which product was shipped to the customer.

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

Milestones

For arrangements that include milestones, the Company recognizes such revenue using the most likely method. As part of adopting ASC 606, the Company evaluated whether the future milestones should have been included as part of the transaction price in periods before January 1, 2018. The Company concluded that because of development and regulatory risks at the time, it was probable that a significant revenue reversal could have occurred. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjust its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment.

Leases

The Company assesses contracts for lease arrangements at inception. Operating right-of-use (ROU) assets and liabilities are recognized at the lease commencement date equal to the present value of future lease payments using the implicit, if readily available, or incremental borrowing rate based on the information readily available at the commencement date. ROU assets include any lease payments as of commencement and initial direct costs but exclude any lease incentives. Lease and non-lease components are generally accounted for separately and the Company recognizes operating lease expense straight-line over the term of the lease. Operating leases are included in other long term assets, other current liabilities, and other long term liabilities in the consolidated balance sheet.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326) which changes the methodology to be used to measure the credit losses for certain financial instruments and financial assets, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with a current expected credit loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of the new standard on the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-18 Collaborative Arrangements which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. The update clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. This update will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The new standard should be applied retrospectively to the date of initial application of ASC 606 and early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2018-18 on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement Disclosure Framework which is part of a broader disclosure framework project by the FASB to improve the effectiveness of disclosures by more clearly communicating the information to the user. Modifications to the required disclosures are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact on disclosures.

In August 2018, the FASB issued ASU No. 2018-15 Accounting for Cloud Computing Arrangements (Subtopic 350-40) which provides new guidance on the accounting for implementation, set-up, and other upfront costs incurred in a hosted cloud computing arrangement. Under the new guidance, entities will apply the same criteria for capitalizing implementation costs as they would for an internal-use software license arrangement. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. This ASU can be adopted prospectively to eligible costs incurred on or after the date of adoption or retrospectively. The Company does not expect the adoption of the guidance under the new standard to materially affect its financial position or results of operations.

NOTE 2.  CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Securities classified as cash and cash equivalents and short-term investments as of June 30, 2019 and December 31, 2018 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

June 30, 2019	Amortized Cost	Fair Value
Cash and cash equivalents
Cash	$59,986	$59,986
Commercial paper	8,239	8,239
Money market funds	123	123
Total cash and cash equivalents	68,348	68,348
Short-term investments
Commercial paper and Corporate and Government debt securities with maturities less than 1 year	$7,114	$7,114
Total short-term investments	$7,114	$7,114
Total	$75,462	$75,462

December 31, 2018	Amortized Cost	Fair Value
Cash and cash equivalents
Cash	$95,660	$95,660
Commercial paper	14,028	14,028
Agency bond	1,250	1,250
Money market funds	11	11
Total cash and cash equivalents	$110,949	$110,949

The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company invests its cash in money market funds and marketable securities including U.S. Treasury and government agency securities, commercial paper, and high-quality debt securities of financial and commercial institutions.

To date, the Company has not experienced material losses on any of its balances as the fair values generally approximate amortized cost. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in Accumulated other comprehensive loss within shareholder’s equity on the consolidated balance sheet. As of June 30, 2019 and December 31, 2018, the Company did not have any gross unrealized gains or losses. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in Other (expense) income, net in the consolidated statement of operations.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

(in thousands)
June 30, 2019	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Money market	Cash and cash equivalents	$123	$—	$—	$123
Commercial paper	Multiple(1)	—	13,903	—	13,903
Collegium warrants	Investments	—	5,307	—	5,307
Corporate	Short-term investments	—	749	—	749
Agency bond	Short-term investments	—	701	—	701
Total		$123	$20,660	$—	$20,783
Liabilities:
Contingent consideration—Zipsor	Contingent consideration liability	$—	$—	$417	$417
Contingent consideration—CAMBIA	Contingent consideration liability	—	—	536	536
Total		$—	$—	$953	$953
(1) As of June 30, 2019 $8.2M and $5.7M of commercial paper was classified in Short-term investments and Cash and cash equivalents on the Consolidated Balance Sheets, respectively.

(in thousands)
December 31, 2018	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	Cash and cash equivalents	$11	$—	$—	$11
Commercial paper	Cash and cash equivalents	—	14,028	—	14,028
Collegium warrants	Investments	—	8,784	—	8,784
Agency bond	Cash and cash equivalents	—	1,250	—	1,250
Total		$11	$24,062	$—	$24,073
Liabilities:
Contingent consideration—Zipsor	Contingent consideration liability	$—	$—	$531	$531
Contingent consideration—CAMBIA	Contingent consideration liability	—	—	507	507
Total		$—	$—	$1,038	$1,038

The fair value of the warrants to purchase Collegium’s common stock is calculated using the Black-Scholes option pricing model. For the three and six months ended June 30, 2019, the Company recorded a loss of $1.8 million and $3.5 million, respectively, in Other (expense) income, net for the change in fair value of the Collegium warrants. There were no fair adjustments related to the Collegium warrants recognized during the three and six months ended June 30, 2018.

The fair value measurement of the contingent consideration obligations arises from the Zipsor and CAMBIA acquisitions and relates to fair value of the potential future contingent milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of the contingent consideration obligation resulting from the passage of time are recorded within interest expense until the contingent consideration is settled. The table below provides a summary of the changes in fair value recorded in interest expense and selling, general and administrative expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Fair value, beginning of the period	$1,066	$1,249	$1,038	$1,613
Changes in fair value recorded in interest expense	29	39	57	79
Changes in fair value recorded in selling, general and administrative expenses	(142)	(299)	(142)	(541)
Royalties and milestone paid	—	(22)	—	(184)
Fair value, end of the period	$953	$967	$953	$967

The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014 is based on a market approach. The estimated fair value was approximately $250.1 million and $231.8 million (par value $345.0 million) as of June 30, 2019 and December 31, 2018, respectively, and represents a Level 2 valuation. The principal amount of the Senior Notes (as defined in Note 10, “Debt”), approximates their fair value as of June 30, 2019 and December 31, 2018, respectively and represents a Level 2 valuation. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and six months ended June 30, 2019 and 2018.

NOTE 4.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of shares issuable in connection with stock options, restricted stock units (RSUs), performance-based restricted stock units (PSUs), the ESPP and convertible debt. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. For purposes of this calculation, options to purchase stock, including stock options, RSUs, PSUs and the ESPP, are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive. Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share amounts)	2019	2018	2019	2018
Basic net income (loss) per share
Net (loss) income	$(13,605)	$(21,048)	$(27,906)	$12,776
Denominator	64,480	63,719	64,405	63,611
Basic net (loss) income per share	$(0.21)	$(0.33)	$(0.43)	$0.20

Diluted net income (loss) per share
Numerator:
Net (loss) income	$(13,605)	$(21,048)	$(27,906)	$12,776
Denominator:
Denominator for basic net income (loss) per share	64,480	63,719	64,405	63,611
Add effect of diluted securities:
Stock options and equivalents and convertible debt	—	—	—	496
Denominator for diluted net income (loss) per share	64,480	63,719	64,405	64,107
Diluted net (loss) income per share	$(0.21)	$(0.33)	$(0.43)	$0.20

The following table sets forth outstanding potentially dilutive common shares that are not included in the computation of diluted net income (loss) per share because to do so would be anti-dilutive:

	June 30,	June 30,
(in thousands)	2019	2018
Convertible debt	17,931	17,931
Stock options and equivalents	6,568	3,902
Total potentially dilutive common shares	24,499	21,833

NOTE 5.  REVENUE

Disaggregated Revenue

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product sales, net
Gralise	$17,800	$13,815	$31,078	$28,642
CAMBIA	6,758	8,089	15,566	14,505
Zipsor	1,524	3,988	5,755	8,734
Total neurology product sales, net	26,082	25,892	52,399	51,881
NUCYNTA products	(163)	626	(101)	18,771
Lazanda	18	320	89	540
Total product sales, net	25,937	26,838	52,387	71,192
Commercialization agreement:
Commercialization rights and facilitation services, net	31,003	31,179	61,859	59,274
Revenue from transfer of inventory	—	—	—	55,705
Royalties and milestone revenue	263	5,257	886	5,507
Total revenues	$57,203	$63,274	$115,132	$191,678

NUCYNTA product sales for the six months ended June 30, 2018 reflect our sales of NUCYNTA between January 1 and January 8, 2018. During the first quarter of 2018, in connection with the Collegium transaction, the Company recognized revenue of $12.5 million related to the release of NUCYNTA sales reserves which were primarily recorded in the fourth quarter of 2017, as financial responsibility for those reserves transferred to Collegium upon closing of the Commercialization Agreement. During the three and six months ended June 30, 2019, the Company recognized sales reserve estimate adjustments related to sales recognized for NUCYNTA and Lazanda in prior periods.

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

In January 2018, the Company determined the total fixed elements of the transaction price to be $553.2 million, which consisted of $537.0 million in total annual minimum royalty payments for years 2018 through 2021, $10.0 million upfront fee, and a $6.2 million payment for NUCYNTA finished goods inventory. The Company determined that the duration of the Commercialization Agreement began on the effective date of January 9, 2018 and lasts through December 31, 2021, including the minimum royalty period and the period in which Collegium would incur a $25.0 million termination penalty on terminating the Commercialization Agreement. Beginning January 1, 2022 and for each year of the Commercialization Agreement thereafter, royalties are: (i) 58% of net sales of NUCYNTA up to $233.0 million, payable quarterly within 45 days of the end of each calendar quarter, plus (ii) 25% of annual net sales of NUCYNTA between $233.0 million and $258.0 million, plus (iii) 17.5% of annual net sales of NUCYNTA above $258.0 million. Payments described in clauses (ii) and (iii) hereof will be paid annually within 60 days of the end of the calendar year.

The portion of the transaction price allocated to the Inventory Transfer was $55.7 million and was recognized on the closing date as the control of such inventory was transferred to Collegium. The portion of the transaction price allocated to the License and Facilitation Services, as a combined performance obligation, was $497.5 million and would be recognized ratably through December 31, 2021.

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

Amended Commercialization Agreement with Collegium

On November 8, 2018, the Company, Collegium and Newco entered into a third amendment to the Commercialization Agreement (Commercialization Amendment). Pursuant to the Commercialization Amendment, the royalties payable by Collegium to the Company in connection with Collegium’s commercialization of NUCYNTA were amended such that effective as of January 1, 2019 through December 31, 2021, the Company will receive: (i) 65% of net sales of NUCYNTA up to $180.0 million, plus (ii) 14% of annual net sales of NUCYNTA between $180.0 million and up to $210.0 million, plus (iii) 58% of annual net sales of NUCYNTA between $210.0 million and $233.0 million, plus (iv) 20% of annual net sales of NUCYNTA between $233.0 million and up to $258.0 million, plus (v) 15% of annual net sales of NUCYNTA above $258.0 million. The Commercialization Amendment does not change the royalties that the Company will receive on annual net sales of NUCYNTA by Collegium for the period beginning January 1, 2022 and for each year of the Commercialization Agreement term thereafter.

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

In connection with the Commercialization Amendment, Collegium issued the Company a warrant to purchase up to 1,041,667 shares of Collegium common stock at an exercise price of $19.20 per share (Warrant). The Warrant is exercisable for a period of four years and contains customary terms, including with regard to net exercise. The Warrant was valued at $8.8 million as of the date of the Commercialization Amendment and is considered to be a component of the fixed consideration associated with the Commercialization Agreement. This Warrant is included in Investments on the Company’s Condensed Consolidated Balance Sheet, however, as it is non-cash it does not impact investing cash flows.

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

Pursuant to the Commercialization Amendment, Collegium may only terminate the Commercialization Agreement after December 31, 2020, with 12-months’ notice. In the event any such termination notice has an effective date of termination prior to December 31, 2022, then Collegium shall pay a $5.0 million termination fee to the Company concurrent with the delivery of such notice. The Company determined that the $5.0 million termination fee is not substantive and therefore the duration of the Commercialization Agreement is unchanged by the Commercialization Amendment and lasts through December 31, 2021, which is consistent with the contractual period in which the Company and Collegium have enforceable rights and obligations.

The Commercialization Amendment provides that the Company may terminate the Commercialization Agreement upon 60 days’ prior written notice to Collegium in the event that (i) the net sales of NUCYNTA by Collegium during any period of 12 consecutive calendar months ending on or before December 31, 2021 are less than $180.0 million, or (ii) the net sales of NUCYNTA by Collegium during any period of 12 consecutive calendar months commencing on or after January 1, 2022 are less than $170.0 million.

Revenue from the Commercialization Agreement

For the three and six months ended June 30, 2019, the Company recognized net revenue from the Commercialization Agreement of $31.0 million and $61.9 million, respectively. This included variable royalty revenue for the three and six months ended June 30, 2019 of $31.9 million and $64.0 million, respectively. Variable royalty revenue became effective for sales beginning January 1, 2019 as recognition of such royalties are constrained by the sales-based royalty exception related to intellectual property. Other components of net revenue from the Commercialization Agreement include the amortization of revenue from contract liabilities arising from the warrants and prepayments received, amortization of the contract asset, and variable consideration revenue for reimbursement of certain shared costs. In addition, during the three and six months ended June 30, 2019, the Company recognized $1.0 million and $2.1 million of net expense related to the third-party royalties which have been paid by Collegium on behalf of Assertio. It is the Company’s expectation that, in accordance with the amended Commercialization Agreement, Collegium will pay the full royalty owed to the third-party in 2019, 2020 and 2021 and that such amounts, over the course of the calendar year, will have no net impact to the Company.

For the three and six months ended June 30, 2018, the Company recognized royalty revenue from the Commercialization Agreement of $31.2 million and $59.3 million, respectively. The Company also recognized $55.7 million of revenue related to the transfer of inventory upon closing in January 2018.

Contract Assets

The following table presents changes in the Company’s contract assets as of June 30, 2019 (in thousands):

	Balance as of			Balance as of
	December 31, 2018	Additions	Deductions	June 30, 2019
Contract assets:
Contract asset - CAMBIA Canada	$—	$300	$—	$300
Contract asset - Collegium, net	2,416	375	(672)	2,119
	$2,416	$675	$(672)	$2,419

The Collegium contract asset, net represents the conditional right to consideration for completed performance under the Commercialization Agreement arising from the transfer of inventory to Collegium on the date of closing of the agreement in January 2018 net of the contract liability of $10.0 million resulting from the upfront payment received and the $8.8 million of warrants received. Portion of the contract asset are reclassified to accounts receivable when the right to consideration becomes unconditional. As of June 30, 2019, $0.8 million and $1.3 million of the contract asset has been recorded within “Prepaid and other current assets” and “Other long-term assets,” respectively.

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

Slán Medicinal Holdings Limited In November 2017, the Company entered into definitive agreements (Slán Agreements) with Slán Medicinal Holdings Limited and certain of its affiliates (Slán) pursuant to which the Company acquired Slán’s rights to market long-acting cosyntropin in the U.S. and Canada. As outlined in the Slán Agreements, each party will support the development, including clinical development, of the licensed product and efforts to obtain regulatory approval of the initial NDA. The Slán Agreements also detail commercialization activities which are included in the commercialization plan. Subsequent to approval of the initial NDA, Assertio and Slán will share in the net sales of long-acting cosyntropin for a 10-year period (after which time the product will revert back to Slán). The Company has committed to invest $15.0 million in the collaboration with Slán for the commercialization efforts of long-acting cosyntropin. As of December 31, 2018 and June 30, 2019 the Company had $4.6 million and $5.2 million, respectively, of development expenses reimbursable by Slán and recognized within Prepaid and Other Assets on the Company’s Condensed Consolidated Balance Sheet.
NOTE 6.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, RSUs, PSUs and the Company’s ESPP in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$50	$16	$50	$30
Research and development expense	76	14	349	67
Selling, general and administrative expense	2,508	2,940	4,937	4,849
Restructuring	—	2,300	—	2,558
Total	$2,634	$5,270	$5,336	$7,504

At June 30, 2019, the Company had $1.8 million of total unrecognized compensation expense related to stock option grants that will be recognized over an average vesting period of 2.17 years and $21.0 million of total unrecognized compensation expense related to RSUs and PSUs that will be recognized over an average vesting period of 2.54 years.

During the six months ended June 30, 2019 the Company granted 2.2 million RSUs at an average fair market value of $4.36 per share and 0.6 million PSUs at an average fair market value of $6.87 per share. The fair value of restricted stock units is determined using the closing stock price on the date of grant and the fair value of the performance RSUs is determined using a Monte Carlo simulation method.

NOTE 7.  INVENTORIES, NET

Inventories, net, consist of raw materials, work in process and finished goods and are stated at the lower of cost or market and consist of the following (in thousands):

	June 30, 2019	December 31, 2018

Raw materials	$1,092	$1,376
Work-in-process	788	732
Finished goods	1,125	1,288
Total	$3,005	$3,396
NOTE 8. ACCOUNTS RECEIVABLES, NET

Accounts receivables, net, consist of the following (in thousands):

	June 30, 2019	December 31, 2018

Receivables related to product sales, net	$32,713	$23,078
Receivables from Collegium	1,477	14,011
Other	121	122
Total accounts receivable, net	$34,311	$37,211

NOTE 9.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018

Accrued compensation	$4,377	$5,475
Accrued royalties	2,765	2,773
Accrued restructuring and one-time termination costs	478	1,578
Other accrued liabilities	12,028	21,535
Total accrued liabilities	$19,648	$31,361

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

The Senior Notes will mature on April 14, 2021 (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate for the three months ended June 30, 2019 and 2018 was 12.35% and 12.07%, respectively.

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

The remaining $202.5 million of Senior Notes can be prepaid, at the Company’s option or following a Major Transaction or asset disposition.

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

The principal amount of the Senior Notes is repayable as of June 30, 2019 is as follows (in thousands):

2019 (remainder)	$40,000
2020	80,000
2021	82,500
Total	$202,500

The principal payment of $20.0 million due in July 2019 was paid by the Company in July 2019. The Company is scheduled to make the Senior Notes principal payments of $80.0 million prior to June 30, 2020 and has classified this portion of the Senior Notes within the current liabilities section of the condensed consolidated balance sheet.

The following is a summary of the carrying value of the Senior Notes as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018

Principal amount of the Senior Notes	$202,500	$282,500
Unamortized debt discount balance	(1,698)	(2,541)
Unamortized debt issuance costs	(3,275)	(1,650)
Total Senior Notes	$197,527	$278,309

The debt discount and debt issuance costs are being amortized as interest expense through April 2021 using the effective interest method. The following is a summary of interest expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	$6,602	$9,425	$14,808	$19,866
Amortization of debt discount and debt issuance costs	1,111	853	2,468	1,861
Total interest expense Senior Notes	$7,713	$10,278	$17,276	$21,727

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

The closing price of the Company’s common stock did not exceed 130% of the $19.24 conversion price for the required period during the quarter or the six months period ended June 30, 2019. As a result, the Convertible Notes are not convertible as of June 30, 2019.

The following is a summary of the liability component of the Convertible Notes as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018

Principal amount of the Convertible Notes	$345,000	$345,000
Unamortized discount of the liability component	(45,273)	(54,521)
Unamortized debt issuance costs	(2,177)	(2,681)
Total Convertible Notes	$297,550	$287,798

The debt discount and debt issuance costs are being amortized as interest expense through September 2021. The following is a summary of interest expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stated coupon interest	$2,156	$2,156	$4,312	$4,312
Amortization of debt discount and debt issuance costs	4,945	4,537	9,752	8,947
Total interest expense Convertible Notes	$7,101	$6,693	$14,064	$13,259

NOTE 11.  INCOME TAXES

As of June 30, 2019, our net deferred tax assets are fully offset by a valuation allowance. The valuation allowance is determined in accordance with the provisions of ASC 740, Income taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance.  Based on the weight of available evidence, the Company recorded a full valuation allowance against the Company’s net deferred assets beginning in the fourth quarter of 2016. The Company continued to provide a full valuation allowance against the Company’s net deferred assets in subsequent quarters. The Company reassesses the need for a valuation allowance on a quarterly basis.  If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

In the six months ended June 30, 2019, the Company recorded an expense from income taxes of approximately $1.4 million that represents an effective tax rate of (5.2)%. The difference between the income tax expense of $1.4 million and the tax at the statutory rate of 21.0% on current year operations is principally due to the change in valuation allowance. For the six months ended June 30, 2018, the difference between the income tax benefit and the federal statutory rate of 21%, was primarily attributable to the impact of the valuation allowance.

The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1997 through 2017 and the applicable statutes of limitation have not expired with respect to those returns. Because of net operating losses and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination.  Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. At June 30, 2019 the Company had approximately $1.7 million of accrued interest and penalties associated with unrecognized tax benefits.
NOTE 12.  LEASES

The Company has non-cancelable operating leases for its office and laboratory facilities, automobiles used by its sales force, and certain operating leases for office equipment.

The Company relocated its corporate headquarters from Newark, California to Lake Forest, Illinois in 2018 and subsequently entered into two subleases which, together, account for the entirety of the Newark facility. Each sublease contains abated rent periods resulting in reduced operating lease cash flows through May 2019. Operating lease costs and sublease income related to the Newark facility are accounted for in Other (expense) income, net in the Condensed Consolidated Statement of Operations. The Company has the right to renew the term of the Lake Forest lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the Lease.

Lease expense during the period included the following:

		Three months ended	Six months ended
(in thousands)	Financial Statement Classification	June 30, 2019	June 30, 2019
Operating lease cost	Selling, general and administrative expenses	$178	$365
Operating lease cost	Other (expense) income, net	147	295
Total lease cost		$325	$660

Sublease Income	Other (expense) income, net	$361	$723

Supplemental cash flow and other information related to leases were as follows:

	Three months ended	Six months ended
(in thousands)	June 30, 2019	June 30, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$617	$1,199

Supplemental balance sheet information related to leases consisted of the following:

(in thousands)	Financial Statement Classification	June 30, 2019
Assets
Operating lease right-of-use assets	Other long-term assets	$3,226
Liabilities
Current operating lease liabilities	Other current liabilities	$2,102
Noncurrent operating lease liabilities	Other long term liabilities	5,860
Total lease liabilities		$7,962

Maturity of lease liabilities as of June 30, 2019 were as follows:

(in thousands)	Operating Leases
2019 (remainder)	$1,253
2020	2,438
2021	2,325
2022	2,188
2023	632
Thereafter	—
Total lease payments	$8,836
Less: Interest	874
Present value of lease liabilities	$7,962
Lease term and discount rate consisted of the following:

June 30, 2019
Weighted-average remaining lease term (years):
Operating leases	3.6
Weighted-average discount rate:
Operating leases	6.0%

Future minimum lease payments under the Company's non-cancelable operating leases as of December 31, 2018 were as follows:

(in thousands)	Lease Payments
2019	$2,624
2020	2,526
2021	2,322
2022	2,188
2023	632
Thereafter	—
Total	$10,292

NOTE 13.  COMMITMENTS AND CONTINGENCIES

Purchase and Other Commitments

As of June 30, 2019 and December 31, 2018, the Company had $3.5 million and $6.0 million, respectively, of non-cancelable purchase orders related to consulting services. The Company also committed to support the commercialization efforts of long-acting cosyntropin, see Note 5, “Revenue -- Collaboration and License Agreements”, for further discussion. Refer to Note 12, “Leases”, for the Company’s non-cancelable office and laboratory leases, operating leases for vehicles used by our sales force and office equipment leases.

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
On April 11, 2017, the District Court entered final judgment in favor of the Company on the validity and enforceability of all three patents, on infringement of the ’593 and ’364 Patents by all defendants, and on infringement of the ’130 Patent against Alkem. The judgment includes an injunction enjoining all three defendants from engaging in certain activities with regard to tapentadol (the active ingredient in NUCYNTA), and ordering the effective date of any approval of Actavis, Actavis UT, and Roxane’s ANDAs, and Alkem’s ANDA for NUCYNTA IR to be no earlier than the expiry of the ’364 Patent (June 27, 2025), and the effective date of any approval of Alkem’s ANDA for NUCYNTA ER to be no earlier than the expiry of the ’130 Patent (September 22, 2028). The period of exclusivity with respect to all four defendants may in the future be extended with the award of pediatric exclusivity.
Notices of appeal were filed by defendants Alkem and Roxane concerning the validity of the ’364 and ’130 patents. The Company filed its own cross-appeal with regard to the District Court’s finding that Roxane and Actavis will not infringe the claims of the ’130 Patent. The appeals were consolidated at the United States Court of Appeals for the Federal Circuit (the Federal Circuit).  Briefing concluded in March 2018 and oral arguments occurred on September 4, 2018. In March 2019, the Federal Circuit affirmed the decision of the District Court in all respects. On April 29, 2019, Alkem filed a petition for panel rehearing and rehearing en banc with the Federal Circuit, which was denied on May 31, 2019.

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

Securities Class Action Lawsuit and Related Matters

On August 23, 2017, the Company, its current chief executive officer and president, its former chief executive officer and president, and its former chief financial officer were named as defendants in a purported federal securities law class action filed in the United States District Court for the Northern District of California (the District Court). The action (Huang v. Depomed et al., No. 3:17-cv-4830-JST, N.D. Cal.) alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its opioid products and contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. In an amended complaint filed on February 6, 2018, the lead plaintiff (referred to in its pleadings as the Depomed Investor Group), which seeks to represent a class consisting of all purchasers of Company common stock between July 29, 2015 and August 6, 2017, asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018. The lead plaintiff filed an opposition to the motion on June 8, 2018. The Company and the individuals filed a reply in support of their motion to dismiss on July 23, 2018. Oral arguments took place on December 13, 2018. On March 18, 2019, the District Court granted the Company’s motion to dismiss the plaintiffs’ amended complaint. The dismissal was without prejudice, and the plaintiffs filed a second amended compliant on May 2, 2019. The second amended compliant asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the second amended complaint on June 17, 2019. The lead plaintiff filed an opposition to the motion on August 1, 2019. The Company believes that the action is without merit and intends to contest it vigorously.
In addition, five shareholder derivative actions were filed on behalf of the Company against its officers and directors for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the federal securities laws. The claims arise out of the same factual allegations as the class action. The first derivative action was filed in the Superior Court of California, Alameda County on September 29, 2017 (Singh v. Higgins et al., RG17877280). The second and third actions were filed in the Northern District of California on November 10, 2017 (Solak v. Higgins et al., No. 3:17-cv-6546-JST) and November 15, 2017 (Ross v. Fogarty et al., No. 3:17-cv-6592- JST). The fourth action was filed in the District of Delaware on December 21, 2018 (Lutz v. Higgins et al, No. 18-2044-CFC). The fifth derivative action was filed in the Superior Court of California, Alameda County on January 28, 2019 (Youse v. Higgins et al, No. HG19004409). On December 7, 2017, the plaintiffs in Solak v. Higgins, et al. voluntarily dismissed the first federal derivative action. The Ross, Singh, and Lutz actions were stayed on January 18, 2018, January 23, 2018, and January 11, 2019, respectively, pending the resolution of the motion to dismiss in the securities class action. On May 28, 2019, during a brief lift of the stay in the Singh and Youse actions while the parties’ motion to consolidate was pending, after having been ordered to respond to the Singh and Youse complaints, the Company did so by filing demurrers. On July 12, 2019, the Singh and Youse actions were consolidated, and the consolidated matter was stayed pending the resolution of the motion to dismiss in the federal class action. The plaintiffs have indicated that they intend to file an amended consolidated complaint. The Company believes that these actions are without merit and intends to contest them vigorously.

Opioid-Related Request and Subpoenas

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state, and local regulatory and governmental agencies. In March 2017, the Company received a letter from Senator Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information from the Company regarding its historical commercialization of opioid products. The Company voluntarily furnished information responsive to Sen. McCaskill’s request. The Company has also received subpoenas or civil investigative demands focused on its historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various State Attorneys General seeking documents and information regarding the Company’s historical sales and marketing of opioid products. In addition, the State of California Department of Insurance (CDI) has issued a subpoena to the Company seeking information relating to its historical sales and marketing of Lazanda. The CDI subpoena also seeks information on Gralise, a non-opioid product in the Company’s portfolio. The Company has received subpoenas from the U.S. Department of Justice (DOJ) seeking documents and information regarding its historical sales and marketing of opioid products. The Company also from time to time receives and complies with subpoenas from governmental authorities related to investigations primarily focused on third parties, including health care practitioners. The Company is cooperating with the foregoing governmental investigations and inquiries.
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
For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (MDL Court) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 2,000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been transferred to the MDL Court. The Company is currently involved in a subset of the lawsuits that have been transferred to the MDL Court. The Company is also involved in other federal lawsuits that have not yet been transferred to the MDL Court pending a determination of whether those lawsuits should proceed in state court. Plaintiffs may file additional lawsuits in which the Company may be named. Plaintiffs in the pending federal cases involving the Company include individuals, county and municipal governmental entities, employee benefit plans, health clinics and health insurance providers who assert federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence, gross negligence, deceptive trade practices, and products liability claims (defective design/failure to warn). In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged personal injuries and for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief, including to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. These lawsuits are in the earliest stages of proceedings, and the Company intends to defend itself vigorously in these matters.
State Opioid Litigation
Related to the cases in the MDL Court noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. The Company is currently named in a subset of those cases, including cases in Arizona, Delaware, Missouri, Pennsylvania, South Carolina, Texas, Utah, and West Virginia. Plaintiffs may file additional lawsuits in which the Company may be named. In the pending cases, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking past and future damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. These lawsuits are likewise in their earliest stages, and the Company intends to defend itself vigorously in these matters
Insurance Litigation

On January 15, 2019, the Company was named as a defendant in a declaratory judgment action filed by Navigators Specialty Insurance Company (Navigators) in the United States District Court for the Northern District of California (Case No. 3:19-cv-255). Navigators is the Company’s primary product liability insurer. Navigators is seeking declaratory judgment that opioid litigation claims noticed by the Company (as further described above under “Multidistrict Opioid Litigation” and “State Opioid Litigation”) are not covered by the Company’s policies with Navigators. The Company filed a response to the complaint on February 28, 2019. Navigators filed an answer on April 11, 2019. This litigation is ongoing.
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
NOTE 14.  INTANGIBLE ASSETS

The gross carrying amounts and net book values of intangible assets were as follows (in thousands):

	June 30, 2019				December 31, 2018
	Remaining	Gross			Gross
	Useful Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
Product rights	(In years)	Amount	Amortization	Value	Amount	Amortization	Value
NUCYNTA	6.5	$1,019,978	$(408,041)	$611,937	$1,019,978	$(360,891)	$659,087
CAMBIA	4.5	51,360	(28,459)	22,901	51,360	(25,891)	25,469
Zipsor	2.8	27,250	(20,876)	6,374	27,250	(19,707)	7,543
Total		$1,098,588	$(457,376)	$641,212	$1,098,588	$(406,489)	$692,099

Based on finite-lived intangible assets recorded as of June 30, 2019, and assuming the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2019 (remainder)	$50,887
2020	101,774
2021	101,774
2022	99,969
Thereafter	286,808
Total	$641,212

NOTE 15.  RESTRUCTURING CHARGES

In June 2017, the Company announced a limited reduction-in-force in order to streamline operations and achieve operating efficiencies. The activities related to that reduction-in-force were completed during the third quarter of 2017.  In December 2017, the Company initiated a company-wide restructuring plan following the entry into the Commercialization Agreement with Collegium. This plan focused on a reduction of the Company’s pain sales force during the first quarter of 2018, a reduction of the staff at its headquarters office during the second quarter of 2018 and a move from its headquarters facility in Newark, California to Lake Forest, Illinois in the third quarter of 2018. The restructuring plan was substantially complete as of December 31, 2018 and therefore no charges were incurred in the three and six months ended June 30, 2019.

The following table summarizes the total expenses recorded related to the 2017 restructuring and one-time termination cost activities by type of activity and the locations recognized within the consolidated statements of operations as restructuring costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee compensation costs	$—	$5,814	$—	$14,593
Other exit costs	—	—	—	238
Total restructuring costs	$—	$5,814	$—	$14,831

Selected information relating to accrued restructuring, severance costs and one-time termination costs is as follows (in thousands):

Employee compensation costs
Balance at December 31, 2018	$1,578
Cash paid	(758)
Balance at March 31, 2019	$820
Cash paid	(342)
Balance at June 30, 2019	$478

As of June 30, 2019, the full $0.5 million accrued restructuring liability balance was classified as a current liability in the Condensed Consolidated Balance Sheet.

NOTE 16. SUBSEQUENT EVENTS

On August 9, 2019, the Company announced it has entered into separate, privately negotiated exchange agreements (the Exchange Agreements) with a limited number of holders of the Company’s Convertible Notes. Pursuant to the Exchange Agreements, the Company will exchange approximately $200 million aggregate principal amount of the Convertible Notes for a combination of (a) its new $120 million aggregate principal amount of 5.00% Convertible Senior Notes due August 15, 2024 (the New Convertible Notes), (b) an aggregate cash payment of approximately $30 million, and (c) an aggregate of approximately 15.8 million shares of the Company’s common stock. The Exchange Agreements are subject to customary closing conditions. The shares of the Company’s common stock and the New Convertible Notes will be issued in private placements exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The Company will not receive any cash proceeds from the issuance of the New Convertible Notes or the shares of its common stock.
The Company also entered into a Fifth Amendment to the Note Purchase Agreement (the Amendment) with respect to the Senior Notes to facilitate the Exchange Agreements. Pursuant to the Amendment, the Company may use up to $30 million to make certain investments or payments, including in connection with the exchange described above. The Amendment also modifies certain other provisions of the Note Purchase Agreement and includes a $4.4 million exit fee due upon the earlier of the maturity date or date of full repayment of the Senior Notes.

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

•
the timing and the results of our and our collaborative partners’ research and development efforts including clinical studies relating to our and our collaborative partners’ product candidates, including long-acting cosyntropin;

•	approval of regulatory filings, including filings for the novel injectable formulation of long-acting cosyntropin;

•	our ability to raise additional capital, if necessary;

•	our ability to successfully develop and execute our sales and marketing strategies;

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

OUR BUSINESS OPERATIONS

As of June 30, 2019, our revenues were generated primarily from the commercialized products set forth below.

Gralise (Gabapentin)

Gralise is our proprietary, once‑daily formulation of gabapentin indicated for management of PHN, a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. We made Gralise commercially available in October 2011, following its FDA approval in January 2011. Gralise product sales were $17.8 million and $13.8 million for the three months ended June 30, 2019 and 2018, respectively. Gralise product sales were $31.1 million and $28.6 million for the six months ended June 30, 2019 and 2018, respectively.

CAMBIA (Diclofenac Potassium for Oral Solution)

CAMBIA is a non‑steroidal anti‑inflammatory drug (NSAID) indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA in December 2013 from Nautilus Neurosciences, Inc. (Nautilus). We began shipping and recognizing product sales on CAMBIA in December 2013. We began shipping and recognizing product sales on CAMBIA in December 2013. CAMBIA product sales were $6.8 million and $8.1 million for the three months ended June 30, 2019 and 2018, respectively. CAMBIA product sales were $15.6 million and $14.5 million for the six months ended June 30, 2019 and 2018, respectively.

Zipsor (Diclofenac Potassium) Liquid Filled Capsules

Zipsor is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor in June 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne). We began shipping and recognizing product sales on Zipsor in June 2012. Zipsor product sales were $1.5 million and $4.0 million for the three months ended June 30, 2019 and 2018, respectively. Zipsor product sales were $5.8 million and $8.7 million for the six months ended June 30, 2019 and 2018, respectively.

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

Product Candidate

Long-Acting Cosyntropin. In November 2017, we entered into definitive agreements with Slán Medicinal Holdings Limited and certain of its affiliates (Slán) pursuant to which we acquired Slán’s rights to market long-acting cosyntropin (synthetic ACTH) in the U.S. and Canada. In February 2019, notification of acceptance for filing was received from the FDA for our collaborative partner’s 505(b)(2) NDA for the novel injectable formulation of long-acting cosyntropin. We, together with our collaborative partner, seek approval for the use of this product as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency.

Collaboration and License Agreement with Ironwood Pharmaceuticals, Inc. (Ironwood)

In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW 3718, an Ironwood product candidate under evaluation for refractory GERD. During the second quarter of 2018, we received a $5.0 million milestone payment related to the dosing of the first patient in a Phase 3 trial. We will receive additional contingent milestone payments upon the occurrence of certain development milestones and royalties on net sales of the product, if approved. There was no revenue recognized related to the Ironwood Agreement during the six months ended June 30, 2019 and 2018.

PDL BioPharma, Inc. (PDL) Royalty Purchase and Sale Agreement

In October 2013, pursuant to the terms and conditions of a Royalty Purchase and Sale Agreement with PDL (Royalty Purchase Agreement), we sold to PDL our right to receive royalty, milestone and other specified payments arising on and after October 2013 under each of the following license agreements relating to our Acuform technology in the Type 2 diabetes therapeutic area: (i) the License and Services Agreement, effective as of March 4, 2011, with Boehringer Ingelheim International GMBH (BI) relating to potential future development milestones and sales of BI’s investigational fixed-dose combinations of drugs and extended-release metformin worldwide; (ii) the License Agreement, effective as of August 5, 2010, with Janssen Pharmaceutica N.V. (Janssen) relating to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana (canagliflozin) and extended-release metformin worldwide; (iii) the Non-

Exclusive License, Covenant Not to Sue and Right of Reference Agreement, effective as of July 21, 2009, with Merck & Co., Inc. relating to sales of Janumet XR (sitagliptin and metformin HCL extended-release) worldwide; (iv) the Commercialization Agreement, effective as of August 22, 2011, with Santarus, Inc. relating to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (v) the Amended License Agreement, effective as of January 9, 2007, with LG Life Sciences Ltd. relating to sales of extended-release metformin in Korea; and (vi) the Amended and Restated License Agreement (Extended Release Metformin Formulations — Canada), dated as of December 13, 2005, with Biovail Laboratories International SRL relating to sales of extended-release metformin in Canada. Under the Royalty Purchase Agreement, PDL was entitled to receive all payments due under such license agreements until PDL received $481.0 million, after which all net payments received were to be shared evenly between us and PDL. In August 2018, we amended the Royalty Purchase Agreement and sold our remaining interest in such payments to PDL for $20.0 million.

Segment Information

We maintain one operating segment and have operations solely in the United States. To date, substantially all of our revenues from product sales are related to sales in the United States.

RESTRUCTURING

In June 2017, we announced a limited reduction-in-force in order to streamline operations and achieve operating efficiencies. In December 2017, we continued our restructuring plans by initiating a company-wide restructuring designed to help position us for sustainable, long-term growth that we believe will align our staff and office locations to fit our commercial strategy. Pursuant to our restructuring plans, in February 2018 we eliminated our pain sales force, consisting of approximately 230 sales representatives and 25 manager positions. We reduced the staff at our headquarters office during the second quarter of 2018. In the third quarter of 2018, we relocated our corporate headquarters from Newark, California to Lake Forest, Illinois and reduced our headquarters office space by 50%. For further information about our restructuring costs, see Note 15, “Restructuring Charges” of the Notes to unaudited condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2019 and 2018.

Revenue

Total revenues by products are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product sales, net
Gralise	$17,800	$13,815	$31,078	$28,642
CAMBIA	6,758	8,089	15,566	14,505
Zipsor	1,524	3,988	5,755	8,734
Total neurology product sales, net	26,082	25,892	52,399	51,881
NUCYNTA products (1)	(163)	626	(101)	18,771
Lazanda (2)	18	320	89	540
Total product sales, net	25,937	26,838	52,387	71,192
Commercialization agreement:
Commercialization rights and facilitation services, net	31,003	31,179	61,859	59,274
Revenue from transfer of inventory	—	—	—	55,705
Royalties and milestone revenue	263	5,257	886	5,507
Total revenues	$57,203	$63,274	$115,132	$191,678

(1)
NUCYNTA product sales for the six months ended June 30, 2018 reflect our sales of NUCYNTA between January 1 and January 8, 2018. During the first quarter of 2018, in connection with the Collegium transaction, we recognized revenue of $12.5 million related to the release of NUCYNTA sales reserves which were primarily recorded in the fourth quarter of 2017, as financial responsibility for those reserves transferred to Collegium upon closing of the Commercialization Agreement. During the three and six months ended June 30, 2019, we recognized sales reserve estimate adjustments related to sales recognized for NUCYNTA and Lazanda in prior periods.

(2)	We divested Lazanda in November 2017. Product sales for the three and six months ended June 30, 2019 and 2018 relate to sales reserve estimate adjustments.

Product Sales

Gralise net product sales for the three and six months ended June 30, 2019 increased by $4.0 million and $2.4 million, respectively, as compared to the same periods in 2018, primarily due to favorable gross to net reflecting payor mix.

CAMBIA net product sales for the three months ended June 30, 2019 decreased by $1.3 million as compared to the same period in 2018, primarily due to unfavorable gross to net reflecting payor mix. Net product sales for the six months ended June 30, 2019 increased by $1.1 million as compared to the same period in 2018, primarily due to increased volume.

Zipsor net product sales for the three and six months ended June 30, 2019 decreased by $2.5 million and $3.0 million, respectively, as compared to the same periods in 2018, primarily due to the impact of short-dated product sales returns.

We ceased recording revenues and related costs associated with Lazanda after we divested the product to Slán in November 2017. Product sales for the three and six months ended June 30, 2019 and 2018 reflect adjustments made for previously recorded sales reserve estimates.

Commercialization Agreement Revenue

We recognized revenue as a result of the Commercialization Agreement for the three and six months ended June 30, 2019 and 2018 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Royalty revenue	$31,864	$31,179	$63,962	$59,274
Contract liability amortization	697	—	1,385	—
Contract asset amortization	(897)	—	(1,783)	—
Third-party royalty, net	(1,036)	—	(2,080)	—
Expense reimbursement	375	—	375	—
Inventory transfer	—	—	—	55,705
Total commercialization revenue	$31,003	$31,179	$61,859	$114,979

For the three and six months ended June 30, 2019, we recognized variable royalty revenue from the Commercialization Agreement of $31.9 million and $64.0 million, respectively, which became effective for sales beginning January 1, 2019 as recognition of such royalties are constrained by the sales-based royalty exception related to intellectual property. Other components of revenue recognized by us from the Commercialization Agreement include the amortization of revenue from the contract liabilities arising from the warrants and prepayments received, amortization of the contract asset, and variable consideration revenue for reimbursement of certain shared costs. In addition, during the three and six months ended June 30, 2019, we recognized $1.0 million and $2.1 million of net expense related to the third-party royalties which have been paid by Collegium on behalf of Assertio. It is our expectation that, in accordance with the amended Commercialization Agreement, Collegium will pay the full royalty owed to the third-party in 2019, 2020 and 2021 and that such amounts, over the course of the calendar year, will have no net impact to us.

For the three and six months ended June 30, 2018, we recognized royalty revenue from the Commercialization Agreement of $31.2 million and $59.3 million, respectively. We also recognized $55.7 million related to the transfer of inventory upon closing in January 2018.

Royalties

During the three and six months ended June 30, 2019, we recognized $0.3 million and $0.9 million, respectively, of revenue related to CAMBIA in Canada. During the three and six months ended June 30, 2018, we recognized $0.3 million and $0.5 million, respectively, of revenue related to CAMBIA in Canada. The revenue recognized in 2019 also included a $0.3 million one-time amendment fee to support the continued collaboration with our partner in Canada following their acquisition.

License and Other Revenue

In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW‑3718, an Ironwood product candidate under evaluation for refractory GERD. During the second quarter of 2018 we recognized and collected a $5.0 million contingent milestone payment related to the dosing of the first patient in a Phase 3 trial for IW 3718.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third‑parties, inventory write‑downs, a product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described separately below under “Amortization of Intangible Assets.”

Cost of sales decreased by $0.7 million from $2.8 million to $2.1 million in the three months ended June 30, 2019 as compared to the same period in 2018 primarily due to the inclusion of third party royalties for NUCYNTA during the quarter in 2018. Cost of sales decreased by $10.1 million from $14.8 million to $4.7 million in the six months ended June 30, 2019 as compared to the same periods in 2018 driven by the inclusion of third party royalties for NUCYNTA in 2018 and other NUCYNTA related costs incurred in the first quarter of 2018. Pursuant to the terms of our Commercialization Agreement with Collegium, effective January 9, 2018, we no longer record product sales of NUCYNTA and NUCYNTA ER and, as a result, no longer incur or record the cost of sales of such products. The cost of sales in 2018 also includes $6.2 million related to the cost of inventory transferred to Collegium on closing of the Commercialization Agreement. Following the divestiture of Lazanda in November 2017, we no longer record Lazanda product sales or related cost of sales.

The cost of sales as a percentage of sales for Gralise, CAMBIA and Zipsor, combined for the six months ended June 30, 2019 and 2018 was approximately 8.8% and 8.1% respectively. The increase in cost of sales is primarily related to higher distribution costs.

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

Research and development expenses decreased by $0.9 million from $2.2 million to $1.3 million in the three months ended June 30, 2019 and decreased by $0.6 million from $3.7 million to $3.1 million in the six months ended June 30, 2019 as compared to the same periods in 2018, primarily due to higher clinical trial costs in 2018 offset by increased salary costs in 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal fees.

Selling, general, and administrative expenses decreased by $6.5 million from $31.3 million to $24.8 million in the three months ended June 30, 2019 and decreased by $10.5 million from $60.3 million to $49.8 million in the six months ended June 30, 2019 as compared to the same periods in 2018, primarily due to the reduction in our sales force following the restructuring plan announced in December 2017 and the elimination of all commercialization efforts relating to NUCYNTA following the Commercialization Agreement with Collegium. In December 2017, in connection with the signing of the Commercialization Agreement with Collegium we announced the termination of our pain sales force which occurred during the first quarter of 2018, consisting of approximately 255 sales representatives and sales manager positions, and our decision to significantly reduce our office staff and reduce our headquarters office space by approximately 50%.

In connection with the Multidistrict Opioid Litigation, the State Opioid Litigation and the Opioid-Related Requests and Subpoenas described in Note 13, “Commitments and Contingencies - Legal Matters” of the Notes to unaudited condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we expect to incur additional costs and expenses related to our ongoing opioid-related litigation and investigations, which may be significant and which may increase in future periods.

Amortization of Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Amortization of intangible assets - NUCYNTA	23,575	23,575	47,150	47,150
Amortization of intangible assets - CAMBIA	1,284	1,284	2,568	2,568
Amortization of intangible assets - Zipsor	584	585	1,169	1,170
Total	$25,443	$25,444	$50,887	$50,888

The amortization expense during the three and six months ended June 30, 2019 was in-line with amortization expense as compared to the same period in 2018.

Restructuring Charges

We did not incur any restructuring charges during the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, restructuring expenses and one-time termination costs were $5.8 million, and $14.8 million, respectively.

During 2018 we continued to execute the restructuring plan announced in December 2017. We completed the previously announced termination of our pain sales force during the first quarter of 2018, consisting of approximately 255 sales representatives and sales manager positions. We relocated our corporate headquarters from Newark, California to Lake Forest, Illinois, which reduced our headquarters office space requirement by approximately 50%. During the first quarter of 2018, we entered into an Office Lease pursuant to which we lease approximately 31,000 rentable square feet of space in Lake Forest, Illinois. Our initial tenant improvements in the space were completed in August 2018 and we began occupying the space at that time.

Other (Expense) Income

Other income and expense for the three and six months ended June 30, 2019 and 2018 was comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest expense	(14,842)	(17,010)	(31,396)	(35,078)
Change in fair value of Collegium warrants	(1,848)	—	(3,477)	—
Interest and other income	$608	$67	$1,628	$296
Total other (expense) income	$(16,082)	$(16,943)	$(33,245)	$(34,782)

For the three and six months ended June 30, 2019 as compared to the same periods in 2018, other (expense) income decreased primarily due to lower interest payments driven by principal payments on our Senior Notes partially offset by fair value adjustments of the Collegium warrants obtained in November 2018.

The interest expense was comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest payable on Senior Notes	$6,602	$9,425	$14,808	$19,866
Interest payable on Convertible Notes	2,156	2,156	4,312	4,312
Amortization of debt discounts and issuance costs relating to Senior Notes and Convertible Notes	6,056	5,390	12,220	10,808
Changes in fair value of contingent consideration	29	39	57	79
Other	(1)	—	(1)	13
Total interest expense	$14,842	$17,010	$31,396	$35,078

For the three and six months ended June 30, 2019, total interest expense decreased by $2.2 million and $3.7 million due to lower interest expense for our Senior Notes due to principal payments made in 2018 and 2019, offset in part by the impact of increasing interest rates in 2019. The increase in amortization of debt discounts and issuance costs was primarily due to the modification of the prepayment schedule for our Senior Notes.

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

Income Tax Provision

In the three and six months ended June 30, 2019, we recorded an expense from income taxes of approximately $1.1 million and $1.4 million, respectively, that represents an effective tax rate of (9.2)% and (5.2)%, respectively. The difference for the three and six months ended June 30, 2019 between the income tax expense of $1.1 million and $1.4 million, respectively, and the tax at the statutory rate of 21.0% on current year operations is principally due to the change in valuation allowance. In the three and six months ended June 30, 2018, we recorded a benefit from income taxes of approximately $0.1 million and $0.4 million, respectively, that represents an effective tax rate of (1.0%) and (3.6%). For the three and six months ended June 30, 2018, the difference between the recorded provision for income taxes and the tax based on the federal statutory rate of 21%, was primarily attributable to the impact of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased by $35.4 million from $110.9 million to $75.5 million during the six months ended June 30, 2019, primarily attributable to the payment of $25.0 million and $55.0 million of principal on our Senior Notes in January 2019 and April 2019, partially offset by $32.0 million received related to the Purdue settlement in January 2019.

We were in compliance with our covenants, including the Senior Secured Debt Leverage Ratio and Net Sales covenants, with respect to the Senior Notes as of June 30, 2019. While we are currently in compliance with each of the financial and other covenants contained in the Note Purchase Agreement, and anticipate continued compliance with such covenants, we may seek to refinance or restructure our debt, sell assets or obtain additional capital, each of which may be on terms that may be onerous, dilutive or disruptive to our business. Any prepayment of the Senior Notes would be subject to a prepayment fee of up to 3% of the principal amount of the Senior Notes prepaid. In addition, in connection with any refinancing of our debt, we would also accelerate the recognition of the balance of the unamortized debt discount and the debt issuance costs as of the date of any refinancing.

We may incur operating losses in future years. We believe that our existing cash and investment balances and cash we expect to generate from operations will be sufficient to fund our operations, and to meet our existing obligations for the foreseeable future, including our obligations under the Senior Notes and the Convertible Notes. We base this expectation on our current operating and financing plans and the anticipated impact of the cash expected to be received from Collegium pursuant to the Commercialization Agreement, any of which which may change as a result of many factors.

The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash provided by (used in) operating activities	$48,709	$(14,037)
Cash (used in) provided by investing activities	(7,735)	653
Cash (used in) provided by financing activities	(83,575)	(56,267)
Net (decrease) increase in cash and cash equivalents	$(42,601)	$(69,651)

Cash Flows from Operating Activities

Cash provided by operating activities increased during the six months ended June 30, 2019 compared to the same period in 2018 is primarily due to the receipt of $32.0 million from the Purdue settlement in January 2019 and favorable operating cash flows.

Cash Flows from Investing Activities

Cash used by investing activities increased during the six months ended June 30, 2019 compared to the same period in 2018 is primarily due to the purchase of marketable securities in 2019.

Cash Flows from Financing Activities

The increase in cash used in financing activities during the six months ended June 30, 2019 compared to the same period in 2018 primarily relates to principal payments on our Senior Notes as we made a payments of $80.0 million in the six months ending June 30, 2019, compared to $57.5 million in the prior year period.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the quarter ended June 30, 2019.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the sources and effects of our market risk compared to the disclosures in Item 7A of our Annual Report on the 2018 Form 10-K, other than the matters described below.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investment in money market accounts which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the three month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and certain thresholds. Current LIBOR rates are above the 1.0% LIBOR floor, and the interest rate on our borrowings under the Senior Secured Credit Facility is currently 12.35% per annum. An increase in the three month LIBOR of 100 basis points above the current three month LIBOR rates would have an insignificant effect on our interest expense for 2019, assuming we make timely scheduled principal payments. Such increase was limited as our interest rate for our senior Secured Credit Facility is capped at 12.95%. As of June 30, 2019, we had $345.0 million aggregate principal amount of convertible senior notes outstanding, which are fixed rate instruments. In addition, it is expected that LIBOR will be phased out by the end of 2021. The Alternative Reference Rates Committee of the Federal Reserve Board has identified the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative to LIBOR. As our Senior Secured Credit Facility utilizes LIBOR as a factor in determining the applicable interest rate, the expected discontinuation and transition may require us to renegotiate certain terms of the agreement to replace LIBOR with a new reference rate, which could increase the cost of servicing our debt and have an adverse effect on our results of operations and cash flows.

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

Foreign Currency Risk. We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at June 30, 2019. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 13 “Commitments and Contingencies - Legal Matters” of the Notes to unaudited condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our 2018 Form 10-K and our Quarterly Report on Form 10-Q for the three months ended March 31, 2019 filed with the SEC on May 9, 2019. In addition to other information in this report, the following factors should be considered carefully in evaluating an investment in our securities. If any of the risks or uncertainties described in this Form 10‑K actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties described below have been grouped under general risk categories, one or more of which categories may be applicable to the risk factor described. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

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

Hurricanes Irma and Maria caused significant devastation and damage throughout Puerto Rico in 2017, including widespread flooding and power loss. As a result, we experienced delays in the manufacture, packaging and delivery of certain dosage strengths of NUCYNTA ER in the fourth quarter of 2017 and the first quarter of 2018. We and Collegium may experience product delays or outages in the future. Any delay in the manufacture, packaging or delivery of NUCYNTA and NUCYNTA ER, whether due to the manufacturing facility at which NUCYNTA and NUCYNTA ER are produced not being fully operational for an extended period of time or otherwise, could adversely affect the ability of Collegium to commercialize such products, which could adversely affect our results of operations and financial condition.

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

Commercialization and collaborative relationships are generally complex and may give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of such arrangements may also limit or preclude us from developing products or technologies developed pursuant to such collaborations. Additionally, the commercialization or collaborative partners under these arrangements might breach the terms of their respective agreements or fail to maintain, protect or prevent infringement of the licensed patents or our other intellectual property rights by third parties. Moreover, negotiating commercialization and collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs. Any failure by our commercialization or collaborative partners to abide by the terms of their respective agreements with us (including their failure to accurately calculate, report or pay any royalties payable to either us or a third party or their failure to repay, in full or in part, either any outstanding receivables or any other amounts for which we are entitled to reimbursement) may adversely affect our results of operations.

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
We and our commercial partners may be unable to compete successfully in the pharmaceutical industry.

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

Branded gabapentin is currently sold by Pfizer as Neurontin for adjunctive therapy for partial onset epileptic seizures and for the management of PHN. Pfizer’s basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate release product. In addition to receiving approval for marketing to treat neuropathic pain associated with DPN, Lyrica (pregabalin) has also been approved for marketing in the U.S. for the treatment of post herpetic pain, fibromyalgia, adjunctive therapy for partial onset epileptic seizures, and nerve pain associated with spinal cord injury and has captured a significant portion of the market. Moreover, Pfizer’s patents relating to Lyrica have expired, and generic versions of Lyrica (pregabalin) launched in July 2019. In January 2018, Pfizer began to sell Lyrica CR (pregabalin extended-release tablets), a once-daily treatment for the management of DPN and PHN. Arbor Pharmaceuticals, LLC’s Horizant (gabapentin enacarbil extended-release tablets) is approved for the management of PHN and Restless Leg Syndrome. There are other products prescribed for or under development for PHN which are now or may become competitive with Gralise.

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

Tapentadol, the active pharmaceutical ingredient in NUCYNTA and NUCYNTA ER, is a proprietary opioid analgesic that is marketed in the U.S. by our commercialization partner Collegium. NUCYNTA and NUCYNTA ER compete with a number of branded and generic products that are widely used to treat moderate to severe pain, including neuropathic pain associated with DPN, and acute pain, respectively. These products include OxyContin (oxycodone hydrochloride extended-release tables), which is owned by Purdue and is approved for marketing in the U.S. for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. OxyContin has achieved significant levels of market acceptance. Unlike NUCYNTA ER, a number of long- acting opioids have product labelling related to their abuse deterrent properties, which may put NUCYNTA ER at a competitive disadvantage. There are also a number of branded and generic short and long-acting opioids, including oxycodone, oxymorphone, fentanyl patch, morphine, buprenorphine patch, tramadol, hydrocodone and hydromorphone, which have received approval and are marketed in the U.S. for the treatment of moderate to severe pain, including chronic and acute pain. More opioid development and launches of both generics and brands are expected to continue. For example, Butrans (promoted by Purdue) has been facing generic entrants since June 2017. In addition, Pfizer’s new opioid Troxyca ER was approved in 2016, but has not yet launched. Teva’s Vantrela ER was approved in 2017, but has not yet launched. Inspirion received approval for MorphaBond™ ER (morphine sulfate) and RoxyBond (oxycodone HCL). MorphaBond launched in the fourth quarter of 2017 and RoxyBond had a marketing start date of January 2018. Lyrica (pregabalin), which is marketed by Pfizer, is approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. In January 2018, Pfizer began to sell Lyrica CR (pregabalin extended-release tablets), a once-daily treatment for the management of DPN and PHN. Branded and generic versions of duloxetine and lidocaine have also been approved for marketing in the U.S. for the treatment of neuropathic pain associated with DPN. There are a number of other products and treatments prescribed for, or under development for, the management of chronic and acute pain, including neuropathic pain associated with DPN, which are now or may become competitive with NUCYNTA and NUCYNTA ER. Further, in light of the FDA’s efforts to spur the development of non-opioid medications for chronic pain, we expect that additional other competitive products and treatments may be developed and commercialized.

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

There have been, and there will continue to be, legislative, regulatory and third party payer proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the Patient Protection and Affordable Care Act (ACA) and the Health Care and Education Reconciliation Act, intended to curb rising healthcare costs. These cost containment measures may include: controls on government- funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third party payers to make coverage and payment decisions. In California, voters rejected Proposition 61 in November 2016, a ballot initiative that would have prohibited the state from buying prescription drugs from a drug manufacturer at a price over the lowest price paid for such drug by U.S. Department of Veterans Affairs. Although Proposition 61 was defeated, these and other cost containment or price control measures, if adopted at the federal or state level, could significantly decrease the price that we or our commercialization partner receive for our products and any product that we may develop or acquire, which would harm our business, financial condition and results of operations.

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

The FDCA requires an applicant for a drug that relies, at least in part, on the patent of one of our branded drugs to notify us of their application and potential infringement of our patent rights. Upon receipt of this notice, we would have 45 days to bring a patent infringement suit in federal district court against the company seeking approval of a product covered by one of our patents. The discovery, trial and appeals process in such suits can take several years. The filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA’s ability to approve the competitor’s application. Such litigation is often time-consuming and quite costly and may result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe such patents. If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs.

We have been involved in patent litigation lawsuits against filers of ANDAs (the Filers) seeking to market generic versions of NUCYNTA and NUCYNTA ER before the expiration of the patents listed in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for these two products. A two-week bench trial was completed on April 27, 2016. On September 30, 2016, the District Court issued its opinion finding all three of the Orange Book patents valid and enforceable. On April 11, 2017, the District Court entered a final judgment, which included an injunction enjoining the Filers from engaging in certain activities with regard to tapentadol (the active ingredient in NUCYNTA) and ordering the effective date of any approval of Actavis, Actavis UT, and Roxane’s ANDAs, and Alkem’s ANDA for NUCYNTA IR to be no earlier than the expiry of the ’364 Patent (June 27, 2025), and the effective date of any approval of Alkem’s ANDA for NUCYNTA ER to be no earlier than the expiry of the ’130 Patent (September 22, 2028). The foregoing periods of exclusivity may in the future be extended with the award of pediatric exclusivity. In March 2019, the Federal Circuit affirmed the decision of the District Court in all respects. On April 29, 2019, Alkem filed a petition for panel rehearing and rehearing en banc with the Federal Circuit, which was denied on May 31, 2019.

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

We recently experienced changes in our executive management team as we transitioned our corporate headquarters to Lake Forest, Illinois. If our executive team is not able, in a timely manner, to develop, implement and execute successful business strategies and plans to maintain and increase our product revenues, our business, financial condition and results of operations will be materially and adversely affected. While our Chief Executive Officer and executive officers have significant industry-related experience, it may take time for the team to become fully integrated and such team may continue to evolve until a fully integrated team is established. Any delay in the integration of our executive management team could affect our ability to develop, implement and execute our business strategies and plans, which could have a material adverse effect on our business, financial condition and results of operations.

Further, with our executive team, our future business strategies and plans may differ materially, or may continue to evolve, from those we previously pursued. If our business strategies and plans, including our commercialization arrangement with Collegium, cause disruption in our business or operations or do not achieve the level of success or results we anticipate, our business, financial condition and results of operations will be materially and adversely affected.

Our success is dependent in large part upon the continued services of our executive management team with whom we do not have employment agreements.

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

In November 2017 we acquired the exclusive rights to market long-acting cosyntropin (synthetic ACTH) in the U.S. and Canada. Long-acting cosyntropin is an alcohol-free formulation of a synthetic analogue of ACTH. In February 2019, notification of acceptance for filing was received from the FDA for our collaborative partner’s 505(b)(2) NDA for the novel injectable formulation of long-acting cosyntropin. We, together with our collaborative partner, seek approval for the use of this product as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency.

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

The expected timing of NDA filings and related approvals, the successful execution of applicable clinical trials and our overall strategy with regard to the product candidate’s application may not achieve our intended results. Our overall strategy to bring our injectable formulation of long-acting cosyntropin to market in the U.S. and Canada is subject to certain risks and uncertainties. The NDA may not be successful or could be voluntarily withdrawn. Further, if our product, manufacturing processes or facilities do not satisfy regulatory requirements, including as a result of issues relating to manufacturing, FDA approval may be delayed or not be granted. Even if we receive FDA approval for our intended diagnostic indication, our ability to commercialize the product for diagnostic use will be subject to the availability of saleable product, which our collaborative partner may not be able to supply. Even if we are able to procure saleable product, our sales of the product may not generate significant revenue.

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

Other factors could delay or result in the termination of our or our collaborative partner’s current and future clinical trials and related development programs, including:

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

Any material delay or failure in the governmental approval process, the successful production of commercial product or the successful commercialization of our approved product candidates, or those of our collaborative partners, could adversely impact our business, financial condition and results of operations.

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

Although we and our collaborative partners rely on third parties to conduct clinical trials, we and our collaborative partners are responsible for confirming that each clinical trial is conducted in accordance with its general investigational plan and protocol, as well as the FDA’s and other applicable regulatory agencies’ requirements, including good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. If we, contract research organizations or other third parties assisting us or our collaborative partners with clinical trials fail to comply with applicable good clinical practices, the clinical data generated in such clinical trials may be deemed unreliable and the FDA, or other applicable regulatory agencies, may require us or our collaborative partners to perform additional clinical trials before approving any marketing applications with regard to product candidates. We cannot be certain that, upon inspection, the FDA or other applicable regulatory agencies will determine that any of our clinical trials or our collaborative partners comply with good clinical practices. In addition, clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our or our collaborative partners’ failure, or the failure of our product manufacturers, to comply with these regulations may require the repeat or redesign of clinical trials, which would delay the regulatory approval process.

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

For instance, federal, state, and local governments have for the last several years given significant attention to the public health issue of opioid abuse. In 2016, the Centers for Disease Control and Prevention (CDC) issued national, non-

binding guidelines on the prescribing of opioids, providing recommended considerations for primary care providers when prescribing opioids, including specific considerations and cautionary information about opioid dosage increases and morphine milligram equivalents (MME). A number of third party payers have adopted or are considering adopting some or all of these CDC guidelines to limit access to higher doses of opioids. Industry associations and trade groups are also changing or considering changes to guidelines relevant to opioid prescriptions along similar lines. In addition, a number of state legislatures across the country have enacted legislation with some type of limit, guidance, or requirement related to opioid prescribing, including seeking to limit the duration and quantity of initial prescriptions of opioids and to mandate the use by prescribers of prescription drug databases. At the federal level, the White House Office of National Drug Control Policy (ONDCP) and the National Institutes of Health (NIH) are coordinating efforts between the FDA, the DEA, the U.S. Department of Health and Human Services, and pharmaceutical industry groups to research and develop effective non-opioid pain relievers. In July 2018, the DEA issued a final rule, “Controlled Substances Quotas,” to strengthen the process for setting controls over diversion of controlled substances and to make other improvements in the quota management regulatory system for production, manufacturing, and procurement of controlled substances. The DEA also continues to increase its efforts to hold manufacturers, distributors, prescribers, and pharmacies accountable through various enforcement actions as well as the implementation of compliance practices for controlled substances. The DEA also has reduced the quota for controlled substances to be manufactured in the U.S. each year for the past few years, although no changes to the 2019 quotas for tapentadol (NUCYNTA) were recommended. Further, the FDA has updated the “black-box” warnings on immediate release opioids highlighting the risk of misuse, abuse, addiction, overdose, and death in conjunction with the implementation of a Risk Evaluation and Mitigation Strategies (REMS) for these same products. Extended release opioids have been subject to a separate REMS since July 2012. The FDA has also emphasized that it will continue to evaluate patient risk associated with exposure to opioids, and that it will work to reduce the number, dosages and the duration of opioid prescriptions, where appropriate. In October 2018 Congress approved H.R. 6, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment (SUPPORT) for Patients and Communities Act, and President Trump signed such legislation into law. These regulatory actions, including the SUPPORT Act and other similar legislation or policy initiatives, may adversely impact the commercialization of opioids generally, including NUCYNTA and NUCYNTA ER.

In addition, various federal and state governmental entities, including the U.S. Department of Justice (DOJ) and a number of state attorneys general, have launched investigations into the marketing and sales practices of pharmaceutical companies that market or have marketed opioid and non-opioid pain medications, including us. For instance, we have received subpoenas or civil investigative demands from the DOJ and several State Attorneys General and other state regulators seeking documentation and information in connection with our historical sales and marketing of opioid products. We also received a subpoena from the State of California Department of Insurance (CDI) seeking information relating to our historical sales and marketing of Gralise. There has been recent regulatory attention focused on gabapentin as a result of a perceived risk of the compound being used as a potentiator for opioid abuse. Although gabapentin is neither an opioid nor classified as a controlled substance by the DEA, as a result of the perceived risks relating to substance abuse, several states have scheduled gabapentin as a controlled substance. We have also received notice from the FDA that it has requested that all companies that hold an NDA for gabapentanoids conduct two clinical trials to assess gabapentin’s abuse liability. One clinical trial is intended to address the abuse potential of gabapentin alone. The other clinical trial is intended to evaluate gabapentin’s abuse potential when taken in combination with an opioid drug.  Depending on the results of these studies, additional safety labeling, the implementation of a REMS protocol and/or scheduling of gabapentanoids, as a class or by formulation type, could be mandated by the FDA which, in turn, could result in increased expenses or have a material adverse impact on either the commercial prospects of our products or our ability or our partner’s ability to commercialize our products. Continued changes in regulations and legislation applicable to gabapentin could have a material adverse impact on the commercial prospects of Gralise which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

Governmental regulators could take measures that could have a negative effect on our business and our products. For example, in 2017 Endo Pharmaceuticals, Inc. voluntarily withdrew, at the FDA’s request, OPANA ER from the market due to the FDA’s view that the risks associated with the use of the product outweighed the potential benefits. Any similar or other negative regulatory request or action taken by a regulatory agency, including the FDA, with respect to NUCYNTA or NUCYNTA ER, including additional label modifications, additional manufacturing restrictions or additional restrictions on sales, would adversely affect Collegium’s ability to commercialize NUCYNTA and NUCYNTA ER and, in turn, adversely affect our business, results of operations and financial condition. Further, the FDA is in the process of issuing guidance to encourage the development of nonaddictive alternatives to opioid pain medications. Such efforts intended to spur the development of non-opioid medications for chronic pain could negatively impact the commercialization of opioids generally, including NUCYNTA and NUCYNTA ER. Likewise, any negative regulatory request or action taken by a regulatory agency, including the FDA, with respect to our other products could adversely affect our business, results of operations, and financial condition.

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

Many members of Congress and President Trump have pledged to repeal the ACA. In January 2017, the House and Senate passed a budget resolution that authorized Congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate. President Trump also issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of burdensome provisions of the ACA to the maximum extent permitted by law. Although several attempts to repeal and replace the ACA failed to pass both houses of Congress or have been limited or rejected by Federal courts, there is still uncertainty with respect to the impact President Trump’s administration and the Congress may have, if any, and any changes will likely take time to unfold, as will the ACA-related lawsuits that are working their way through the Federal judicial system. Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our products and product candidates. In addition, President Trump, members of Congress, and state elected officials have indicated that reducing the price of prescription drugs will be a priority. The implementation of any price controls, caps on prescription drugs or price transparency requirements, whether at the federal level or state level, could adversely affect our business, operating results and financial condition.

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

These and other governmental investigations or inquiries, as well as lawsuits, in which we are and may become involved may result in additional claims and lawsuits being brought against us by governmental agencies or private parties. It is not possible at this time to predict either the outcome or the potential financial impact of the opioid-related lawsuits mentioned above or any governmental investigations or inquiries of us or any lawsuits or regulatory responses that may result from such investigations or inquiries or otherwise. It is also not possible at this time to predict the additional expenses related to such ongoing opioid-related litigation and investigations, which may be significant. The initiation of any additional investigation, inquiry or lawsuit relating to us, the costs and expenses associated therewith, or any assertion, claim or finding of wrongdoing by us, could:

•	adversely affect our business, financial condition and results of operations;

•	result in reputational harm and reduced market acceptance and demand for our products;

•	harm our ability and our commercial partner’s ability to market our products;

•	cause us to incur significant liabilities, costs and expenses; and

•	cause our senior management to be distracted from execution of our business strategy.

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

We may seek to engage in strategic transactions with third parties, such as product or company acquisitions, strategic partnerships, joint ventures, divestitures or business combinations. We may face significant competition in seeking potential strategic partners and transactions, and the negotiation process for acquiring any product or engaging in strategic transactions can be time-consuming and complex. Engaging in strategic transactions, such as our acquisition in 2015 of the rights to NUCYNTA and NUCYNTA ER, our completion in 2018 of the commercialization arrangement covering NUCYNTA and NUCYNTA ER with Collegium, and our acquisition of the right to market long-acting cosyntropin in the U.S. and Canada may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, pose integration challenges and fail to achieve the anticipated results or synergies or distract our management and business, which may harm our business.

As part of an effort to acquire a product or company or to enter into other strategic transactions, we conduct business, legal and financial due diligence with the goal of identifying, evaluating and assessing material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining, evaluating and accurately assessing all such risks and, as a result, might not realize the intended advantages of the transaction. We may also assume liabilities and legal risks in connection with a transaction, including those relating to activities of the seller prior to the consummation of the transaction and contracts that we assume. Failure to realize the expected benefits from acquisitions or strategic transactions that we may consummate, or that we have completed, such as the acquisition in 2015 of the U.S. rights to NUCYNTA and NUCYNTA ER, the commercialization arrangement covering NUCYNTA and NUCYNTA ER with Collegium, and our acquisition of the right to market long-acting cosyntropin in the U.S. and Canada, whether as a result of identified or unidentified risks, integration difficulties, regulatory setbacks, governmental investigations, independent actions of or financial position of our collaborative partners, litigation or other events, could adversely affect our business, results of operations and financial condition.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors affecting our operating results and that could adversely affect our stock price include:

•	the degree of commercial success and market acceptance of NUCYNTA and NUCYNTA ER achieved by Collegium;

•	the degree of commercial success and market acceptance of Gralise, CAMBIA and Zipsor achieved;

•	the current and future market conditions for short-acting and long-acting opioids;

•	filings and other regulatory or governmental actions, investigations or proceedings related to our products and product candidate and those of our commercialization and collaborative partners;

•	the outcome of the appeal of the court’s favorable ruling in our patent infringement litigation against the filers of ANDAs for NUCYNTA and NUCYNTA ER;

•	the regulatory strategy for long-acting cosyntropin and our ability and our collaborative partner’s ability to successfully develop and execute such strategy;

•	our ability to successfully commercialize long-acting cosyntropin if regulatory approval is obtained;

•	developments concerning proprietary rights, including patents, infringement allegations, inter party review proceedings and litigation matters;

•	legal and regulatory developments in the U.S.;

•	actions taken by industry stakeholders affecting the market for our products;

•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness;

•	our and our commercialization and collaborative partners’ compliance or non-compliance with legal and regulatory requirements and with obligations under our collaborative agreements;

•	our ability to successfully develop and execute our sales and marketing strategies;

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

•	adverse events or circumstances related to our peer companies or our industry or the markets for our products;

•	adoption of new technologies by us or our competitors;

•	the outcome of opioid-related investigations and litigation;

•	the outcome and impact of a proxy contest initiated by an activist shareholder;

•	our compliance with the terms and conditions of the agreements governing our indebtedness;

•	decisions by collaborative partners to proceed or not to proceed with subsequent phases of a collaboration or program;

•	our ability to generate additional revenues from our intellectual property rights;

•	sales of large blocks of our common stock or the dilutive effect of our Convertible Notes; and

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

We have significant amounts of long-lived assets which depend upon future positive cash flows to support the values recorded in our balance sheet. We may have an increased risk of future impairment charges should actual financial results differ materially from our projections.

Our consolidated balance sheet contains significant amounts long-lived assets, including intangible assets representing the product rights which we have acquired over the last few years and property and equipment. We review the carrying value of our long-lived assets assets when indicators of impairment are present. Conditions that could indicate impairment of long-lived assets include, but are not limited to, a significant adverse change in market conditions, significant competing product launches by our competitors, significant adverse change in the manner in which the long-lived asset is being used, and adverse legal or regulatory outcomes.

In performing our impairment tests, which assess the recoverability of our assets, we utilize our future projections of cash flows. Projections of future cash flows are inherently subjective and reflect assumptions that may or may not ultimately be realized. Significant assumptions utilized in our projections include, but are not limited to, our evaluation of the market opportunity for our products, the current and future competitive landscape and resulting impacts to product pricing, future regulatory actions, planned strategic initiatives and the realization of benefits associated with our existing patents. Given the inherent subjectivity and uncertainty in projections, we could experience significant unfavorable variances in future periods or revise our projections downward. This would result in an increased risk that our long-lived assets may be impaired. If an impairment were recognized, this could have a material adverse effect on our financial condition and results of operations.

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

ITEM 6. EXHIBITS

10.1	Assertio Therapeutics, Inc. Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T
_______________________________________________________
(*)    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2019	ASSERTIO THERAPEUTICS, INC.

/s/ Arthur J. Higgins
Arthur J. Higgins
President and Chief Executive Officer

/s/ Daniel A. Peisert
Daniel A. Peisert
Senior Vice President and Chief Financial Officer