Form 10-Q
period 2019-09-30
Assertio Therapeutics, Inc
filed 2019-11-07
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 4, 2019 was 80,681,036.

ASSERTIO THERAPEUTICS, INC.
 Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2019

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$54,181	$110,949
Accounts receivable, net	43,427	37,211
Inventories, net	3,314	3,396
Prepaid and other current assets	23,480	56,551
Total current assets	124,402	208,107
Property and equipment, net	3,873	13,064
Intangible assets, net	615,768	692,099
Investments	7,244	11,784
Other long-term assets	5,579	7,812
Total assets	$756,866	$932,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,700	$6,138
Accrued rebates, returns and discounts	60,979	75,759
Accrued liabilities	33,270	31,361
Current portion of Senior Notes	80,000	120,000
Interest payable	6,687	11,645
Other current liabilities	2,096	1,133
Total current liabilities	205,732	246,036
Contingent consideration liability	981	1,038
Senior Notes	94,661	158,309
Convertible Notes	190,923	287,798
Other long-term liabilities	16,135	19,350
Total liabilities	508,432	712,531
Commitments and contingencies
Shareholders’ equity:
Common stock	8	6
Additional paid-in capital	455,601	402,934
Accumulated deficit	(207,175)	(182,600)
Accumulated other comprehensive loss	—	(5)
Total shareholders’ equity	248,434	220,335
Total liabilities and shareholders' equity	$756,866	$932,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product sales, net	$27,502	$29,435	$79,889	$100,627
Commercialization agreement, net	27,304	27,781	89,163	142,760
Royalties and milestones	341	20,277	1,226	25,784
Total revenues	55,147	77,493	170,278	269,171
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	2,243	2,975	6,942	17,772
Research and development expenses	1,476	2,127	4,531	5,835
Selling, general and administrative expenses	36,117	33,409	85,917	93,750
Amortization of intangible assets	25,444	25,443	76,331	76,331
Restructuring charges	—	3,911	—	18,742
Total costs and expenses	65,280	67,865	173,721	212,430
(Loss) income from operations	(10,133)	9,628	(3,443)	56,741
Other income (expense):
Litigation settlement	—	62,000	—	62,000
Gain on debt extinguishment	26,385	—	26,385	—
Interest expense	(13,872)	(17,190)	(45,268)	(52,268)
Other (expense) income, net	(764)	677	(2,613)	973
Total other expense (income)	11,749	45,487	(21,496)	10,705
Net income (loss) before income taxes	1,616	55,115	(24,939)	67,446
Income tax benefit (expense)	1,715	(6,845)	364	(6,400)
Net income (loss)	$3,331	$48,270	$(24,575)	$61,046
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	—	—	—	1
Comprehensive income (loss)	$3,331	$48,270	$(24,575)	$61,047

Basic net income (loss) per share	$0.05	$0.76	$(0.36)	$0.96
Diluted net income (loss) per share	$0.05	$0.65	$(0.36)	$0.93
Shares used in computing basic net income (loss) per share	72,747	63,917	67,332	63,714
Shares used in computing diluted net income (loss) per share	72,747	82,690	67,332	82,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)
`

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2017	63,400	6	$389,015	$(219,508)	$(5)	$169,508
Issuance of common stock upon exercise of options	120	—	636	—	—	636
Issuance of common stock in conjunction with vesting of restricted stock units	33	—	—	—	—	—
Stock-based compensation	—	—	2,234	—	—	2,234
Shares withheld for payment of employee's withholding tax liability	—	—	(114)	—	—	(114)
Net income	—	—	—	33,824	—	33,824
Unrealized loss on available-for-sale securities	—	—		—	2	2
Balances at March 31, 2018	63,553	6	$391,771	$(185,684)	$(3)	$206,090
Issuance of common stock upon exercise of options	108	—	667	—	—	667
Issuance of common stock under employee stock purchase plan	72	—	381	—	—	381
Issuance of common stock in conjunction with vesting of restricted stock units	169	—	—	—	—	—
Stock-based compensation	—	—	5,270	—	—	5,270
Shares withheld for payment of employee's withholding tax liability	—	—	(153)	—	—	(153)
Net loss	—	—	—	(21,048)	—	(21,048)
Unrealized gain on available-for-sale securities	—	—	—	—	(1)	(1)
Balances at June 30, 2018	63,902	6	$397,936	$(206,732)	$(4)	$191,206
Issuance of common stock upon exercise of options	37	—	166	—	—	166
Issuance of common stock in conjunction with vesting of restricted stock units	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	2,771	—	—	2,771
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	—
Net income	—	—	—	48,270	—	48,270
Balances at September 30, 2018	63,939	6	$400,869	$(158,462)	$(4)	$242,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)
(continued)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2018	64,185	6	$402,934	$(182,600)	$(5)	$220,335
Issuance of common stock upon exercise of options	14	—	25	—	—	25
Issuance of common stock in conjunction with vesting of restricted stock units	132	—	—	—	—	—
Stock-based compensation	—	—	2,702	—	—	2,702
Shares withheld for payment of employee's withholding tax liability	—	—	(216)	—	—	(216)
Net loss	—	—	—	(14,301)	—	(14,301)
Balances at March 31, 2019	64,331	6	$405,445	$(196,901)	$(5)	$208,545
Issuance of common stock under employee stock purchase plan	64	—	158	—	—	158
Issuance of common stock in conjunction with vesting of restricted stock units	426	—	—	—	—	—
Stock-based compensation	—	—	2,634	—	—	2,634
Shares withheld for payment of employee's withholding tax liability	—	—	(293)	—	—	(293)
Net loss	—	—	—	(13,605)	—	(13,605)
Balances at June 30, 2019	64,821	6	407,944	(210,506)	(5)	197,439
Issuance of common stock in conjunction with vesting of restricted stock units	42	—	—	—	—	—
Issuance of common stock in conjunction with the Convertible Note Exchange	15,817	2	25,305	—	—	25,307
Reacquisition of equity component of 2021 Notes, net of tax	—	—	(4,796)	—	—	(4,796)
Equity component of issued 2024 Notes, net of tax	—	—	24,165	—	—	24,165
Stock-based compensation	—	—	3,004	—	—	3,004
Shares withheld for payment of employee's withholding tax liability	—	—	(19)	—	—	(19)
Unrealized loss on available-for-sale securities					5	5
Net income	—	—	—	3,331	—	3,331
Balances at September 30, 2019	80,680	8	455,601	(207,175)	—	248,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income (loss)	$(24,575)	$61,046
Adjustments for non-cash items:
Depreciation and amortization	77,225	80,729
Accretion of debt discount and debt issuance costs	18,090	16,298
Provision for inventory obsolescence	295	244
Loss on disposal of equipment	10,076	659
Stock-based compensation	8,340	10,275
Change in fair value of contingent consideration	(57)	(552)
Deferred income tax benefit	(5,636)	—
Gain on debt extinguishment	(26,385)	—
Change in fair value of warrants	4,900	—
Other	(328)	34
Changes in assets and liabilities:
Accounts receivable	(6,216)	28,570
Inventories	(213)	8,543
Prepaid and other assets	38,600	(63,039)
Accounts payable and other accrued liabilities	17,381	(28,071)
Accrued rebates, returns and discounts	(14,780)	(54,915)
Interest payable	(4,958)	(2,960)
Income taxes payable	(9,139)	(126)
Net cash provided by (used in) operating activities	82,620	56,735
Investing Activities
Purchases of property and equipment	(1,526)	(3,987)
Proceeds from disposal of property and equipment	—	145
Proceeds from sale of other assets	—	80
Investment in convertible instrument	—	(3,000)
Purchases of marketable securities	(12,065)	—
Sales of marketable securities	4,209	—
Maturities of marketable securities	7,856	1,200
Net cash (used in) provided by investing activities	(1,526)	(5,562)
Financing Activities
Payment of contingent consideration liability	—	(184)
Repayment of Senior Notes	(100,000)	(57,500)
Fees for modification of Senior Notes	(3,249)	—
Payments in connection with debt extinguishment	(30,000)	—
Convertible notes issuance costs	(4,268)	—
Proceeds from issuance of common stock	183	1,852
Shares withheld for payment of employee's withholding tax liability	(528)	(321)
Net cash (used in) financing activities	(137,862)	(56,153)
Net (decrease) in cash and cash equivalents	(56,768)	(4,980)
Cash and cash equivalents at beginning of year	110,949	126,884
Cash and cash equivalents at end of period	$54,181	$121,904

Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$420	$4,871
Cash paid for interest	$32,054	$38,811
Capital expenditures incurred but not yet paid	$53	$30

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

The Company also has the exclusive rights to market long-acting cosyntropin (synthetic adrenocorticotropic hormone, or ACTH) in the U.S. and Canada. Long-acting cosyntropin is an alcohol-free formulation of a synthetic analogue of ACTH. In February 2019, notification of acceptance for filing was received from the U.S. Food and Drug Administration (FDA) for our development partner's 505(b)(2) New Drug Application (NDA) for the novel injectable formulation of long-acting cosyntropin. The Company, together with its development partner, seeks approval for the use of this product as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency. On October 18, 2019, our development partner received a Complete Response Letter (CRL) from the FDA regarding the NDA for long-acting cosyntropin. The primary focus of the CRL relates to the FDA's determination that certain pharmacodynamic parameters were not adequately achieved. We and our development partner are reviewing the CRL and will determine if the FDA’s comments can be adequately addressed.
Basis of Presentation

The unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the entire year ending December 31, 2019 or future operating periods.

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

Commercialization Agreement

The Company derives revenue under its Commercialization Agreement with Collegium whereby the Company granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the United States. The Company entered into the Commercialization Agreement in December 2017, which became effective in January 2018, and amended the agreement in August 2018 and again in November 2018. The Company views its performance obligations as a series of distinct goods or services that are substantially the same and that have the same pattern of transfer. Prior to the November 2018 amendment, the consideration related to the license and facilitation services was fixed and recognized ratably over the contract term. Following the November 2018 amendment, the royalty payments owed to the Company from Collegium, pursuant to the terms of the Commercialization Agreement, represent variable compensation that is subject to the sales based royalty exception for licenses of intellectual property because the License, as defined in “Note 4. Revenue”, is the predominant component of this arrangement.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

September 30, 2019	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Collegium warrants	Investments	$—	$3,884	$—	$3,884
Total		$—	$3,884	$—	$3,884
Liabilities:
Contingent consideration—Zipsor	Contingent consideration liability	$—	$—	$430	$430
Contingent consideration—CAMBIA	Contingent consideration liability	—	—	551	551
Total		$—	$—	$981	$981

December 31, 2018	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	Cash and cash equivalents	$11	$—	$—	$11
Commercial paper	Cash and cash equivalents	—	14,028	—	14,028
Agency bond	Cash and cash equivalents	—	1,250	—	1,250
Collegium warrants	Investments	—	8,784	—	8,784
Total		$11	$24,062	$—	$24,073
Liabilities:
Contingent consideration—Zipsor	Contingent consideration liability	$—	$—	$531	$531
Contingent consideration—CAMBIA	Contingent consideration liability	—	—	507	507
Total		$—	$—	$1,038	$1,038

The Company invests its cash in money market funds and marketable securities including U.S. Treasury and government agency securities, and commercial paper. These investments are all highly liquid investments with a maturity at date of purchase of three months or less. These securities are carried at fair value, which is based on readily available quoted market information. Realized gains or losses have been insignificant and are included in Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income.

The fair value of the warrants to purchase Collegium’s common stock is calculated using the Black-Scholes option pricing model. For the three and nine months ended September 30, 2019, the Company recorded a loss of $1.4 million and $4.9 million, respectively, in Other (expense) income, net for the change in fair value of the Collegium warrants. The Collegium warrants were obtained in November 2018 and therefore there were no fair value adjustments recognized during the three and nine months ended September 30, 2018.

The fair value measurement of the contingent consideration obligations arises from the Zipsor and CAMBIA acquisitions and relates to fair value of the potential future contingent milestone payments and royalties payable under the respective agreements which are determined using Level 3 inputs. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones and royalties being achieved. At each reporting date, the Company re-measures the contingent consideration obligation arising from the above acquisitions to their estimated fair values. Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of the contingent consideration obligation resulting from the passage of time are recorded within interest expense until the contingent consideration is settled. The table below provides a summary of the changes in fair value recorded in interest expense and selling, general and administrative expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fair value, beginning of the period	$953	$967	$1,038	$1,613
Changes in fair value recorded in interest expense	28	27	85	106
Changes in fair value recorded in selling, general and administrative expenses	—	(117)	(142)	(658)
Royalties and milestone paid	—	—	—	(184)
Fair value, end of the period	$981	$877	$981	$877

The Company estimates the fair value of its convertible notes based on a market approach which represents a Level 2 valuation. The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014, was approximately $108.0 million (par value $145.0 million) and $231.8 million (par value $345.0 million) as of September 30, 2019 and December 31, 2018, respectively. The estimated fair value of the 5.00% Convertible Senior Notes Due 2024, which the Company issued on August 13, 2019, was approximately $91.9 million (par value $120.0 million) as of September 30, 2019. The principal amount of the Senior Notes (as defined in “Note 9. Debt”), approximates their fair value as of September 30, 2019 and December 31, 2018, respectively and represents a Level 2 valuation. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2019 and 2018.

NOTE 3.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of shares issuable in connection with stock options, restricted stock units (RSUs), performance-based restricted stock units (PSUs), the ESPP and convertible debt. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. For purposes of this calculation, options to purchase stock, including stock options, RSUs, PSUs and the ESPP, are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive. Basic and diluted earnings per common share are calculated as follows (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic net income (loss) per share
Net income (loss)	$3,331	$48,270	$(24,575)	$61,046
Denominator	72,747	63,917	67,332	63,714
Basic net income (loss) per share	$0.05	$0.76	$(0.36)	$0.96

Diluted net income (loss) per share
Numerator:
Net income (loss)	$3,331	$48,270	$(24,575)	$61,046
Add: Interest expense on convertible debt, net of tax	—	5,340	—	15,815
Denominator:
Denominator for basic net income (loss) per share	72,747	63,917	67,332	63,714
Add effect of diluted securities:
Stock options and equivalents and convertible debt	—	18,773	—	18,568
Denominator for diluted net income (loss) per share	72,747	82,690	67,332	82,282
Diluted net income (loss) per share	$0.05	$0.65	$(0.36)	$0.93

The following table sets forth outstanding potentially dilutive common shares that are not included in the computation of diluted net income (loss) per share because to do so would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
2.50% Convertible Notes due 2021	12,313	—	16,038	—
5.00% Convertible Notes due 2024	20,262	—	6,828	—
Stock options and equivalents	6,718	2,741	6,618	3,359
Total potentially dilutive common shares	39,293	2,741	29,484	3,359

NOTE 4.  REVENUE

Disaggregated Revenue

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product sales, net
Gralise	$14,931	$14,630	$46,008	$43,272
CAMBIA	8,135	10,365	23,701	24,870
Zipsor	3,273	4,441	9,028	13,175
Total neurology product sales, net	26,339	29,436	78,737	81,317
NUCYNTA products	1,254	11	1,153	18,782
Lazanda	(91)	(12)	(1)	528
Total product sales, net	27,502	29,435	79,889	100,627
Commercialization agreement:
Commercialization rights and facilitation services, net	27,304	27,781	89,163	87,055
Revenue from transfer of inventory	—	—	—	55,705
Royalties and milestone revenue	341	20,277	1,226	25,784
Total revenues	$55,147	$77,493	$170,278	$269,171

NUCYNTA product sales for the nine months ended September 30, 2018 reflect our sales of NUCYNTA between January 1 and January 8, 2018. During the first quarter of 2018, in connection with the Collegium transaction, the Company recognized revenue of $12.5 million related to the release of NUCYNTA sales reserves which were primarily recorded in the fourth quarter of 2017, as financial responsibility for those reserves transferred to Collegium upon closing of the Commercialization Agreement. During the three and nine months ended September 30, 2019, the Company recognized sales reserve estimate adjustments related to sales recognized for NUCYNTA and Lazanda in prior periods.

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

Revenue from the Commercialization Agreement

For the three and nine months ended September 30, 2019, the Company recognized net revenue from the Commercialization Agreement of $27.3 million and $89.2 million, respectively. This included variable royalty revenue for the three and nine months ended September 30, 2019 of $30.2 million and $94.2 million, respectively. Variable royalty revenue became effective for sales beginning January 1, 2019 as recognition of such royalties are constrained by the sales-based royalty exception related to intellectual property. Other components of net revenue from the Commercialization Agreement include the amortization of revenue from contract liabilities arising from the warrants and prepayments received, amortization of the contract asset, and variable consideration revenue for reimbursement of certain shared costs. In addition, during the three and nine months ended September 30, 2019, the Company recognized $2.9 million and $5.0 million of net expense related to the third-party royalties which have been paid by Collegium on behalf of Assertio. It is the Company’s expectation that, in accordance with the amended Commercialization Agreement, Collegium will pay the full royalty owed to the third-party in 2019, 2020 and 2021 and that such amounts, over the course of the calendar year, will have no net impact to the Company.

For the three and nine months ended September 30, 2018, the Company recognized royalty revenue from the Commercialization Agreement of $27.8 million and $87.1 million, respectively. The Company also recognized $55.7 million of revenue related to the transfer of inventory upon closing in January 2018.

Contract Assets

The following table presents changes in the Company’s contract assets as of September 30, 2019 (in thousands):

	Balance as of			Balance as of
	December 31, 2018	Additions	Deductions	September 30, 2019
Contract assets:
Contract asset - CAMBIA Canada	$—	$300	$—	$300
Contract asset - Collegium, net	2,416	579	(1,024)	1,971
	$2,416	$879	$(1,024)	$2,271

The Collegium contract asset, net represents the conditional right to consideration for completed performance under the Commercialization Agreement arising from the transfer of inventory to Collegium on the date of closing of the agreement in January 2018 net of the contract liability of $10.0 million resulting from the upfront payment received and the $8.8 million of warrants received. Portion of the contract asset are reclassified to accounts receivable when the right to consideration becomes unconditional. As of September 30, 2019, $0.8 million and $1.2 million of the Collegium contract asset, net has been recorded within “Prepaid and other current assets” and “Other long-term assets,” respectively.

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

Slán Medicinal Holdings Limited In November 2017, the Company entered into definitive agreements (Slán Agreements) with Slán Medicinal Holdings Limited and certain of its affiliates (Slán) pursuant to which the Company acquired Slán’s rights to market long-acting cosyntropin in the U.S. and Canada. As outlined in the Slán Agreements, each party will support the development, including clinical development, of the licensed product and efforts to obtain regulatory approval of the initial NDA. The Slán Agreements also detail commercialization activities which are included in the commercialization plan. Subsequent to approval of the initial NDA, Assertio and Slán will share in the net sales of long-acting cosyntropin for a 10-year period (after which time the product will revert back to Slán). The Company has committed to invest $15.0 million in the collaboration with Slán for the commercialization efforts of long-acting cosyntropin. On October 18, 2019, our development partner received a Complete Response Letter (CRL) from the FDA regarding the NDA for long-acting cosyntropin. The primary focus of the CRL relates to the FDA's determination that certain pharmacodynamic parameters were not adequately achieved. We and our development partner are reviewing the CRL and will determine if the FDA’s comments can be adequately addressed. As of December 31, 2018 and September 30, 2019 the Company had $4.6 million and $5.2 million, respectively, of development expenses reimbursable by Slán and recognized within Prepaid and Other Assets on the Company’s Condensed Consolidated Balance Sheet.
NOTE 5.  STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, stock awards, RSUs, PSUs and the Company’s ESPP in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$28	$—	$78	$30
Research and development expense	165	270	514	337
Selling, general and administrative expense	2,811	2,674	7,748	7,523
Restructuring	—	(173)	—	2,385
Total	$3,004	$2,771	$8,340	$10,275

At September 30, 2019, the Company had $1.5 million of total unrecognized compensation expense related to stock option grants that will be recognized over an average vesting period of 2.24 years and $18.0 million of total unrecognized compensation expense related to RSUs and PSUs that will be recognized over an average vesting period of 2.59 years.

During the nine months ended September 30, 2019 the Company granted 2.5 million RSUs at an average fair market value of $4.11 per share and 0.6 million PSUs at an average fair market value of $6.87 per share. The fair value of restricted stock units is determined using the closing stock price on the date of grant and the fair value of the performance RSUs is determined using a Monte Carlo simulation method.

NOTE 6.  INVENTORIES, NET

Inventories, net, consist of raw materials, work in process and finished goods and are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$824	$1,376
Work-in-process	776	732
Finished goods	1,714	1,288
Total	$3,314	$3,396
NOTE 7. ACCOUNTS RECEIVABLES, NET

Accounts receivables, net, consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Receivables related to product sales, net	$34,729	$23,078
Receivables from Collegium	8,423	14,011
Other	275	122
Total accounts receivable, net	$43,427	$37,211

NOTE 8.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued compensation	$5,677	$5,475
Accrued royalties	5,799	2,773
Accrued restructuring and one-time termination costs	435	1,578
Accrued taxes payable	9,139	—
Other accrued liabilities	12,220	21,535
Total accrued liabilities	$33,270	$31,361

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

The Senior Notes will mature on April 14, 2021 (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% thereafter. The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate for the three months ended September 30, 2019 and 2018 was 12.08% and 12.15%, respectively.

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

The remaining $182.5 million of Senior Notes can be prepaid, at the Company’s option or following a Major Transaction or asset disposition.

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

In January 2019, the Company entered into a Fourth Amendment to the Note Purchase Agreement (the Fourth Amendment) with respect to the Note Purchase Agreement, dated as of March 12, 2015, among the Company, the other credit parties party thereto, the purchasers party thereto and Deerfield. Pursuant to the Fourth Amendment, the minimum EBITDA covenant was replaced with a senior secured debt leverage ratio covenant and a minimum net sales covenant, the prepayment premium was adjusted to be 3.0% of the principal amount of notes prepaid on or prior to April 14, 2020 and 1.0% of the principal amount of notes prepaid thereafter, flexibility to sell certain royalty assets and/or modify the terms thereof was added, certain definitions were amended and certain other amendments were made. The Company paid a $3.2 million upfront non-refundable amendment fee to the Purchasers in the first quarter of 2019 which was capitalized and is being amortized over the remaining term of the Senior Notes using the effective interest method.

In August 2019, the Company entered into a Fifth Amendment to the Note Purchase Agreement (the Fifth Amendment) with respect to the Note Purchase Agreement, dated as of March 12, 2015. The Fifth Amendment modified certain provision of the Note Purchase Agreement to facilitate the exchange of the Company’s 2.50% Convertible Senior Notes Due 2021, including providing the Company the ability to use up to $30.0 million in connection with the exchange. The Fifth Amendment included a $4.4 million exit fee due upon the earlier of the maturity date or date of full repayment of the Senior Notes, which was accounted as an increase in discount on the Senior Notes and accrued in Other long-term liabilities on the Condensed Consolidated Balance Sheet. The incremental discount is being amortized over the remaining term of the Senior Notes using the effective interest method.

The principal amount of the Senior Notes is repayable as of September 30, 2019 is as follows (in thousands):

2019 (remainder)	$20,000
2020	80,000
2021	82,500
Total	$182,500

The Company is scheduled to make the Senior Notes principal payments of $80.0 million prior to September 30, 2020 and has classified this portion of the Senior Notes within the current liabilities section of the Condensed Consolidated Balance Sheet. The principal payment of $20.0 million due in October 2019 was paid by the Company in October 2019.

The following is a summary of the carrying value of the Senior Notes as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Principal amount of the Senior Notes	$182,500	$282,500
Unamortized debt discount balance	(5,220)	(2,541)
Unamortized debt issuance costs	(2,618)	(1,650)
Total Senior Notes	$174,661	$278,309
The debt discount and debt issuance costs are being amortized as interest expense through April 2021 using the effective interest method. The following is a summary of interest expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$5,736	$9,517	$20,544	$29,383
Amortization of debt discount and debt issuance costs	1,534	886	4,001	2,747
Total interest expense Senior Notes	$7,270	$10,403	$24,545	$32,130

2.50% Convertible Senior Notes Due 2021

On September 9, 2014, the Company issued $345.0 million aggregate principal amount of 2.50% Convertible Senior Notes Due 2021 (the 2021 Notes) resulting in net proceeds to the Company of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively.

The 2021 Notes bear interest at the rate of 2.50% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2015.

On August 13, 2019, the Company entered into separate, privately negotiated exchange agreements (the Exchange Agreements) with a limited number of holders of the Company’s 2021 Notes. The Company exchanged (the Convertible Note Exchange) $200.0 million aggregate principal amount of the 2021 Notes for a combination of (a) its new $120.0 million aggregate principal amount of 5.00% Convertible Senior Notes due August 15, 2024 (the 2024 Notes), (b) an aggregate cash payment of $30.0 million, and (c) an aggregate of 15.8 million shares of the Company’s common stock. The Company did not receive any cash proceeds from the issuance of the 2024 Notes or the issuance of the shares of its common stock. In connection with the Convertible Note Exchange a beneficial owner holding more than 10% of the Company’s common stock exchanged $22.0 million in aggregate principal of the 2021 Notes for a combination of $13.2 million in aggregate principal of the 2024 Notes, 1.7 million shares of the Company’s common stock, and $3.5 million in cash.
The Convertible Note Exchange was accounted for in accordance with ASC 470-50, Debt Modifications and Extinguishments. Pursuant to ASC 470-50, the Convertible Note Exchange was deemed to be an extinguishment of debt as there was a substantive modification in the conversion option of the 2024 Notes from 2021 Notes. During the three months ended September 30, 2019, the Company recognized a $26.4 million gain on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2021 Notes just prior to Convertible Note Exchange. The Company also recognized reacquisition of $6.2 million in additional paid-in capital related to the equity component of the 2021 Notes based on the excess of the fair value of total considerations provided in the Convertible Note Exchange against the fair value of the 2021 Notes just prior to the Convertible Note Exchange. The components of total consideration given in the Convertible Note Exchange consisted of (a) the new 2024 Notes, (b) an aggregate cash payment of $30.0 million, and (c) an aggregate of 15.8 million shares of the Company’s common stock. Upon completion of the Convertible Note Exchange the aggregate principal amount of the 2021 Notes was reduced by $200 million to $145.0 million, the unamortized debt discount and debt issuance costs was reduced by $26.1 million to $18.9 million and the carrying amount of the equity component was reduced by $6.2 million to $112.8 million.

The closing price of the Company’s common stock did not exceed 130% of the $19.24 conversion price for the required period during the three or nine months period ended September 30, 2019. As a result, the 2021 Notes are not convertible as of September 30, 2019.

The following is a summary of the liability component of the 2021 Notes as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Principal amount of the 2021 Notes	$145,000	$345,000
Unamortized discount of the liability component	(17,016)	(54,521)
Unamortized debt issuance costs	(817)	(2,681)
Total 2021 Notes	$127,166	$287,798

The debt discount and debt issuance costs are being amortized as interest expense through September 2021. The following is a summary of interest expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stated coupon interest	$1,490	$2,156	$5,802	$6,468
Amortization of debt discount and debt issuance costs	3,499	4,604	13,252	13,551
Total interest expense 2021 Notes	$4,989	$6,760	$19,054	$20,019

5.00% Convertible Senior Notes Due 2024

On August 13, 2019, as part of the Convertible Note Exchange the Company issued $120.0 million aggregate principal of 2024 Notes which mature on August 14, 2024 and bear interest at a rate of 5.0%, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020. The 2024 Notes were issued pursuant to the Third Supplemental Indenture (the Third Indenture), dated August 13, 2019, to the indenture of the 2021 Notes, dated September 9, 2014, between the Company and the Bank of New York Mellon Trust Company, N.A.

Holders may convert their 2024 Notes at any time prior to the earlier of (i) the close of business on the trading day immediately preceding the Maturity Date and (ii) if the Company calls the 2024 Notes for optional redemption, the close of business on the second trading day prior to the redemption date. The 2024 Notes will be convertible at an initial conversion rate of 323.5198 shares per $1,000 in principal amount, equivalent to a conversion price of approximately $3.09 per share. The Company may settle conversions in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the conversion obligation is satisfied solely in cash or through payment and delivery of a combination of cash and shares of the Company’s common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 consecutive trading day observation period.

Upon the occurrence of a fundamental change (as defined in the Third Indenture) at any time, the holder of the 2024 Notes will have the right to require the Company to repurchase for cash any or all the 2024 Notes, or any portion of the principal amount, that is equal to $1,000 or a multiple of $1,000. The price the Company is required to pay equals 100% of the principal amount plus accrued and unpaid interest (up to but excluding the fundamental change purchase date).

On or after August 20, 2020, the Company may redeem for cash all or part of the notes, at its option if the last reported sale price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price is equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon conversion as a result of an optional redemption by the Company the holder will also receive a payment equal to all remaining required interest payments due on each $1,000 principal amount being converted through and including the maturity date (excluding accrued but unpaid interest to the applicable conversion date), known as an interest make-whole payment. The Company may pay any interest make-whole amount either in cash, in shares of common stock or a combination thereof, at its election.

Upon the occurrence of an event of default (as defined by the Third Indenture), the holders of the notes may accelerate the maturity of the notes and 100% of the principal and accrued and unpaid interest shall be due and payable immediately. If the Company fails to comply with certain reporting covenants under the Supplemental Indenture, the Company may elect to pay additional interest on the 2024 Notes as the sole remedy for such default.

Additionally, if the Company consolidates or merges with or into, sells, conveys, transfers or leases its consolidated properties and assets substantially as an entirety to a foreign entity it may be required to pay additional amounts for withholding taxes, duties, assessments or governmental charges as necessary to the 2024 Note holders.

The 2024 Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, since the 2024 Notes can be settled in cash, shares of common stock or a combination of cash and shares of common stock at the Company's option, the Company is required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The effective interest rate used in determining the liability component of the 2024 Notes was 17.82%. The fair value of the 2024 Notes, which also represents the proceeds received, was $98.4 million as of the date of the Convertible Note Exchange. This resulted in the recognition of $65.8 million as the liability component of the 2024 Notes and the recognition of the residual $54.2 million as the debt discount comprised of $21.6 million in fair value discount and $32.6 million for the equity component. The equity component is reflected as an increase to additional paid-in capital. The total issuance costs of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2024 Notes. Total debt issuance costs of $2.9 million were recorded on the issuance date and are reflected in the Company's Condensed Consolidated Balance Sheet as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through maturity, August 14, 2024 using the effective interest method.

The 2024 Notes are not convertible or redeemable as of September 30, 2019. The following is a summary of the liability component of the 2024 Notes as of September 30, 2019 (in thousands):

September 30, 2019
Principal amount of the 2024 Notes	$120,000
Unamortized discount of the liability component	(53,407)
Unamortized debt issuance costs	(2,836)
Total 2024 Notes	$63,757

The debt discount and debt issuance costs are being amortized as interest expense through August 14, 2024. The following is a summary of interest expense for the 2024 Notes for three and nine months ended September 30, 2019 (in thousands):

Three and Nine Months Ended September 30,
2019
Stated coupon interest	$750
Amortization of debt discount and debt issuance costs	837
Total interest expense 2024 Notes	$1,587
NOTE 10.  INCOME TAXES

As of September 30, 2019, our net deferred tax assets are fully offset by a valuation allowance. The valuation allowance is determined in accordance with the provisions of ASC 740, Income taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance.  Based on the weight of available evidence, the Company recorded a full valuation allowance against the Company’s net deferred assets beginning in the fourth quarter of 2016. The Company continued to provide a full valuation allowance against the Company’s net deferred assets in subsequent quarters. The Company reassesses the need for a valuation allowance on a quarterly basis.  If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

In the nine months ended September 30, 2019, the Company recorded a benefit from income taxes of approximately $0.4 million that represents an effective tax rate of 1.5%. The difference between the income tax benefit of $0.4 million and the tax at the statutory rate of 21.0% on current year operations is principally due to the change in valuation allowance, the release in the FIN 48 liability due to the lapsing of the statute of limitations, and tax benefits being recorded as a result of income recorded in other components of income. For the nine months ended September 30, 2018, the difference between the income tax benefit and the federal statutory rate of 21.0%, was primarily attributable to the impact of the valuation allowance.

The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1997 through 2017 and the applicable statutes of limitation have not expired with respect to those returns. Because of net operating losses and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination. The Company has exhausted all the federal research and development credit in 2018. However, the Company still has federal net operating loss carryforwards from 2001 due to section 382 limitation. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. At September 30, 2019 the Company had approximately $0.7 million of accrued interest and penalties associated with unrecognized tax benefits.
NOTE 11.  LEASES

The Company has non-cancelable operating leases for its office and laboratory facilities, automobiles used by its sales force, and certain operating leases for office equipment.

The Company relocated its corporate headquarters from Newark, California to Lake Forest, Illinois in 2018 and subsequently entered into two subleases which, together, account for the entirety of the Newark facility. Each sublease contains abated rent periods resulting in reduced operating lease cash flows through May 2019. Operating lease costs and sublease income related to the Newark facility are accounted for in Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income. The Company has the right to renew the term of the Lake Forest lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the Lease.
Lease expense during the period included the following (in thousands):

		Three months ended	Nine months ended
	Financial Statement Classification	September 30, 2019	September 30, 2019
Operating lease cost	Selling, general and administrative expenses	$175	$540
Operating lease cost	Other (expense) income, net	148	443
Total lease cost		$323	$983

Sublease Income	Other (expense) income, net	$362	$1,085
Supplemental cash flow and other information related to leases were as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$620	1,819

Supplemental balance sheet information related to leases consisted of the following (in thousands):

	Financial Statement Classification	September 30, 2019
Assets
Operating lease right-of-use assets	Other long-term assets	$2,999
Liabilities
Current operating lease liabilities	Other current liabilities	$2,097
Noncurrent operating lease liabilities	Other long term liabilities	5,341
Total lease liabilities		$7,438

Maturity of lease liabilities as of September 30, 2019 were as follows (in thousands):

Operating Leases
2019 (remainder)	$627
2020	2,431
2021	2,323
2022	2,188
2023	632
Thereafter	—
Total lease payments	$8,201
Less: Interest	763
Present value of lease liabilities	$7,438
Lease term and discount rate consisted of the following:

September 30, 2019
Weighted-average remaining lease term (years):
Operating leases	3.4
Weighted-average discount rate:
Operating leases	6.0%
Future minimum lease payments under the Company's non-cancelable operating leases as of December 31, 2018 were as follows (in thousands):

Lease Payments
2019	$2,624
2020	2,526
2021	2,322
2022	2,188
2023	632
Thereafter	—
Total	$10,292
NOTE 12.  COMMITMENTS AND CONTINGENCIES

Purchase and Other Commitments

As of September 30, 2019 and December 31, 2018, the Company had $2.9 million and $6.0 million, respectively, of non-cancelable purchase orders related to consulting services. The Company also committed to support the commercialization efforts of long-acting cosyntropin, see “Note 4. Revenue -- Collaboration and License Agreements”, for further discussion. Refer to “Note 11. Leases”, for the Company’s non-cancelable office and laboratory leases, operating leases for vehicles used by our sales force and office equipment leases.

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
In February 2016, Actavis, Roxane and Alkem each stipulated to infringement of the ’593 and ’364 patents.  On March 9, 2016, a two-week bench trial on the validity of the three asserted patents and infringement of the ’130 patent commenced.  Closing arguments took place on April 27, 2016.  On September 30, 2016, the District Court issued its final decision.  The District Court found that the ’593 Patent, ’364 Patent, and ’130 Patent are all valid and enforceable, that Alkem will induce infringement of the ’130 Patent, but that Roxane and Actavis will not infringe the ’130 Patent.
On April 11, 2017, the District Court entered final judgment in favor of the Company on the validity and enforceability of all three patents, on infringement of the ’593 and ’364 Patents by all defendants, and on infringement of the ’130 Patent against Alkem. The judgment includes an injunction enjoining all three defendants from engaging in certain activities with regard to tapentadol (the active ingredient in NUCYNTA), and ordering the effective date of any approval of Actavis, and Roxane’s ANDAs, and Alkem’s ANDA for NUCYNTA IR to be no earlier than the expiry of the ’364 Patent (June 27, 2025), and the effective date of any approval of Alkem’s ANDA for NUCYNTA ER to be no earlier than the expiry of the ’130 Patent (September 22, 2028). The period of exclusivity with respect to all four defendants may in the future be extended with the award of pediatric exclusivity.
Notices of appeal were filed by defendants Alkem and Roxane concerning the validity of the ’364 and ’130 patents. The Company filed its own cross-appeal with regard to the District Court’s finding that Roxane and Actavis will not infringe the claims of the ’130 Patent. The appeals were consolidated at the United States Court of Appeals for the Federal Circuit (the Federal Circuit).  Briefing concluded in March 2018 and oral arguments occurred on September 4, 2018. In March 2019, the Federal Circuit affirmed the decision of the District Court in all respects. On April 29, 2019, Alkem filed a petition for panel rehearing and rehearing en banc with the Federal Circuit, which was denied on May 31, 2019. The period during which Aklem could have petitioned the U.S. Supreme Court for writ of certiorari has passed. As a result, the District Court’s decision is final and non-appealable.
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
On September 28, 2015, the Court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue’s appeal of the Final Written Decisions of the Patent Trial and Appeal Board (PTAB) described below. On June 30, 2016, the district court lifted the stay based on the CAFC’s opinion and judgment affirming the PTAB’s Final Written Decisions confirming the patentability of the patent claims of the ’475 and ’280 Patents Purdue had challenged. On June 10, 2016, the Company filed a motion for leave to file a second amended Complaint to plead willful infringement. On June 21, 2016, Purdue filed an opposition to the Company’s motion for leave to plead willful infringement. On January 31, 2017, the Court granted the Company’s motion for leave to plead willful infringement.
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
Glumetza Antitrust Litigation
Several antitrust class actions have been recently filed in the Northern District of California against the Company and other defendants relating to Glumetza®, a drug commercialized by Santarus, Inc. (Santarus). These actions include cases brought against the Company and other defendants by FWK Holdings, LLC, Meijer, Inc. and Meijer Distribution, Inc., Bi-Lo, LLC and Winn-Dixie Logistics, Inc., City of Providence, UFCW Local 1500 Welfare Fund and KPH Healthcare Services, Inc. In February 2012, the Company, Santarus and Lupin Limited (Lupin) entered into a Settlement and License Agreement with respect to a patent infringement litigation filed by the Company against Lupin regarding Lupin’s Abbreviated New Drug Application for generic 500 mg and 1000 mg tablets of metformin. The plaintiffs allege, among other things, that the Company and other defendants engaged in anticompetitive actions to restrain competition in the market for the drug Glumetza and its AB-related generic equivalents, including by allegedly entering into a so-called “reverse payment” that delayed the market entry of certain generic versions of Glumetza. Among other remedies, Plaintiffs are seeking past damages, punitive and statutory treble damages, and attorneys’ fees and costs. These lawsuits are in the earliest stages of proceedings, and the Company intends to defend itself vigorously in these matters.

Securities Class Action Lawsuit and Related Matters

On August 23, 2017, the Company, its current chief executive officer and president, its former chief executive officer and president, and its former chief financial officer were named as defendants in a purported federal securities law class action filed in the United States District Court for the Northern District of California (the District Court). The action (Huang v. Depomed et al., No. 4:17-cv-4830-JST, N.D. Cal.) alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its opioid products and contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. In an amended complaint filed on February 6, 2018, the lead plaintiff (referred to in its pleadings as the Depomed Investor Group), which seeks to represent a class consisting of all purchasers of Company common stock between July 29, 2015 and August 7, 2017, asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018. The lead plaintiff filed an opposition to the motion on June 8, 2018. The Company and the individuals filed a reply in support of their motion to dismiss on July 23, 2018. Oral arguments took place on December 13, 2018. On March 18, 2019, the District Court granted the Company’s motion to dismiss the plaintiffs’ amended complaint. The dismissal was without prejudice, and the plaintiffs filed a second amended complaint on May 2, 2019. The second amended complaint asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the second amended complaint on June 17, 2019. The lead plaintiff filed an opposition to the motion on August 1, 2019. The Company and the individuals filed a reply in support of their motion to dismiss on August 30, 2019. The District Court has set oral argument for December 18, 2019. The Company believes that the action is without merit and intends to contest it vigorously.
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

Opioid-Related Request and Subpoenas

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state, and local regulatory and governmental agencies. In March 2017, the Company received a letter from Senator Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information from the Company regarding its historical commercialization of opioid products. The Company voluntarily furnished information responsive to Sen. McCaskill’s request. The Company has also received subpoenas or civil investigative demands focused on its historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various State Attorneys General seeking documents and information regarding the Company’s historical sales and marketing of opioid products. In addition, the State of California Department of Insurance (CDI) has issued a subpoena to the Company seeking information relating to its historical sales and marketing of Lazanda. The CDI subpoena also seeks information on Gralise®, a non-opioid product in the Company’s portfolio. The Company has received subpoenas from the U.S. Department of Justice (DOJ) seeking documents and information regarding its historical sales and marketing of opioid products. The Company also from time to time receives and complies with subpoenas from governmental authorities related to investigations primarily focused on third parties, including healthcare practitioners. The Company is cooperating with the foregoing governmental investigations and inquiries.

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
State Opioid Litigation
Related to the cases in the MDL Court noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. The Company is currently named in a subset of those cases, including cases in Arizona, Florida, Kentucky, Missouri, Pennsylvania, South Carolina, Texas, Utah, and West Virginia. Plaintiffs may file additional lawsuits in which the Company may be named. In the pending cases, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking past and future damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. These lawsuits are likewise in their earliest stages, and the Company intends to defend itself vigorously in these matters.
Insurance Litigation
On January 15, 2019, the Company was named as a defendant in a declaratory judgment action filed by Navigators Specialty Insurance Company (Navigators) in the United States District Court for the Northern District of California (Case No. 3:19-cv-255). Navigators is the Company’s primary product liability insurer. Navigators is seeking declaratory judgment that opioid litigation claims noticed by the Company (as further described above under “Multidistrict Opioid Litigation” and “State Opioid Litigation”) are not covered by the Company’s life sciences liability policies with Navigators. The Company filed a counterclaim on February 28, 2019. Navigators filed an answer on April 11, 2019. This litigation is ongoing.
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

NOTE 13.  INTANGIBLE ASSETS

The gross carrying amounts and net book values of intangible assets were as follows (in thousands):

	September 30, 2019				December 31, 2018
	Remaining	Gross			Gross
	Useful Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
Product rights	(In years)	Amount	Amortization	Value	Amount	Amortization	Value
NUCYNTA	6.2	$1,019,978	$(431,617)	$588,361	$1,019,978	$(360,891)	$659,087
CAMBIA	4.2	51,360	(29,743)	21,617	51,360	(25,891)	25,469
Zipsor	2.5	27,250	(21,460)	5,790	27,250	(19,707)	7,543
Total		$1,098,588	$(482,820)	$615,768	$1,098,588	$(406,489)	$692,099

Based on finite-lived intangible assets recorded as of September 30, 2019, and assuming the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2019 (remainder)	$25,444
2020	101,774
2021	101,774
2022	99,969
Thereafter	286,807
Total	$615,768
NOTE 14.  RESTRUCTURING CHARGES

In June 2017, the Company announced a limited reduction-in-force in order to streamline operations and achieve operating efficiencies. The activities related to that reduction-in-force were completed during the third quarter of 2017.  In December 2017, the Company initiated a company-wide restructuring plan following the entry into the Commercialization Agreement with Collegium. This plan focused on a reduction of the Company’s pain sales force during the first quarter of 2018, a reduction of the staff at its headquarters office during the second quarter of 2018 and a move from its headquarters facility in Newark, California to Lake Forest, Illinois in the third quarter of 2018. The restructuring plan was substantially complete as of December 31, 2018 and therefore no charges were incurred in the three and nine months ended September 30, 2019.

The following table summarizes the total expenses recorded related to the 2017 restructuring and one-time termination cost activities by type of activity and the locations recognized within the consolidated statements of operations as restructuring costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee compensation costs	$—	$400	$—	$14,993
Fixed Asset disposals and accelerated depreciation of leasehold improvements	—	3,511	—	3,511
Other exit costs	—	—	—	238
Total restructuring costs	$—	$3,911	$—	$18,742

Selected information relating to accrued restructuring, severance costs and one-time termination costs is as follows (in thousands):

Employee compensation costs
Balance at December 31, 2018	$1,578
Cash paid	(758)
Balance at March 31, 2019	$820
Cash paid	(342)
Balance at June 30, 2019	$478
Cash paid	(43)
Balance at September 30, 2019	$435

As of September 30, 2019, the full $0.4 million accrued restructuring liability balance was classified as a current liability in the Condensed Consolidated Balance Sheet.
NOTE 15. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Furniture and office equipment	$2,600	$2,237
Machinery and equipment	2,731	11,391
Laboratory equipment	351	351
Leasehold improvements	9,858	9,858
	15,540	23,837
Less: Accumulated depreciation and amortization	(11,667)	(10,773)
Property and equipment, net	$3,873	$13,064

During the three and nine months ended September 30, 2019, the Company recorded depreciation expense of $0.3 million and $0.9 million, respectively.

In September 2019, the Company committed to a plan to dispose by abandonment certain owned machinery, with a carrying value of $9.6 million, residing at a manufacturing supplier as it would no longer be used in future production. The Company recognized a loss on disposition of equipment of $10.1 million, inclusive of $0.5 million for disposal costs, in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Income during the three months ended September 30, 2019.
NOTE 16. SUBSEQUENT EVENTS

On November 6, 2019, the Company announced an acceleration of cost saving initiatives that are expected to deliver annual savings in 2020 and thereafter. These cost saving initiatives resulted from a review of the Company’s organizational structures, budgets, capital projects and capabilities. Pursuant to these cost saving initiatives, the Company expects to incur a charge of approximately $4.0 million in one-time severance and other benefits in the fourth quarter of 2019. The estimate of costs that the Company expects to incur and the timing thereof are subject to a number of assumptions and actual results may differ.

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

•
our common stock remaining in compliance with Nasdaq’s minimum closing bid requirement of at least $1.00 per share, and the resulting rights of holders of our Convertible Notes and Senior Notes to require us to repurchase their notes if our common stock ceases to be listed on the Nasdaq Global Select Market (or certain other U.S. stock exchanges specified in the agreements governing our indebtedness);

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

•
approval of regulatory filings, including evaluation of the Complete Response Letter (CRL) for the novel injectable formulation of long-acting cosyntropin and our and our development partner’s determination if the FDA’s comments can be adequately addressed;

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

We also have the exclusive rights to market long-acting cosyntropin (synthetic adrenocorticotropic hormone, or ACTH) in the U.S. and Canada. Long-acting cosyntropin is an alcohol-free formulation of a synthetic analogue of ACTH. In February 2019, notification of acceptance for filing was received from the U.S. Food and Drug Administration (FDA) for our development partner's 505(b)(2) New Drug Application (NDA) for the novel injectable formulation of long-acting cosyntropin. We, together with our development partner, seek approval for the use of this product as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency. On October 18, 2019, our development partner received a Complete Response Letter (CRL) from the FDA regarding the NDA for long-acting cosyntropin. The primary focus of the CRL relates to the FDA's determination that certain pharmacodynamic parameters were not adequately achieved. We and our development partner are reviewing the CRL and will determine if the FDA’s comments can be adequately addressed.

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

OUR BUSINESS OPERATIONS

As of September 30, 2019, our revenues were generated primarily from the commercialized products set forth below.

Gralise (Gabapentin)

Gralise is our proprietary, once‑daily formulation of gabapentin indicated for management of PHN, a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. We made Gralise commercially available in October 2011, following its FDA approval in January 2011. Gralise product sales were $14.9 million and $14.6 million for the three months ended September 30, 2019 and 2018, respectively. Gralise product sales were $46.0 million and $43.3 million for the nine months ended September 30, 2019 and 2018, respectively.

CAMBIA (Diclofenac Potassium for Oral Solution)

CAMBIA is a non‑steroidal anti‑inflammatory drug (NSAID) indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA in December 2013 from Nautilus Neurosciences, Inc. (Nautilus). We began shipping and recognizing product sales on CAMBIA in December 2013. CAMBIA product sales were $8.1 million and $10.4 million for the three months ended September 30, 2019 and 2018, respectively.

CAMBIA product sales were $23.7 million and $24.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Zipsor (Diclofenac Potassium) Liquid Filled Capsules

Zipsor is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor in June 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne). We began shipping and recognizing product sales on Zipsor in June 2012. Zipsor product sales were $3.3 million and $4.4 million for the three months ended September 30, 2019 and 2018, respectively. Zipsor product sales were $9.0 million and $13.2 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Product Candidate

Long-Acting Cosyntropin. In November 2017, we entered into definitive agreements with Slán Medicinal Holdings Limited and certain of its affiliates (Slán) pursuant to which we acquired Slán’s rights to market long-acting cosyntropin (synthetic ACTH) in the U.S. and Canada. In February 2019, notification of acceptance for filing was received from the FDA for our development partner’s 505(b)(2) NDA for the novel injectable formulation of long-acting cosyntropin. We, together with our development partner, seek approval for the use of this product as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency. On October 18, 2019, our development partner received a Complete Response Letter (CRL) from the FDA regarding the NDA for long-acting cosyntropin. The primary focus of the CRL relates to the FDA's determination that certain pharmacodynamic parameters were not adequately achieved. We and our development partner are reviewing the CRL and will determine if the FDA’s comments can be adequately addressed.

Collaboration and License Agreement with Ironwood Pharmaceuticals, Inc. (Ironwood)

In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW 3718, an Ironwood product candidate under evaluation for refractory GERD. During the second quarter of 2018, we received a $5.0 million milestone payment related to the dosing of the first patient in a Phase 3 trial. We will receive additional contingent milestone payments upon the occurrence of certain development milestones and royalties on net sales of the product, if approved. There was no revenue recognized related to the Ironwood Agreement during the nine months ended September 30, 2019. $5.0 million related to the Phase 3 trial milestone payment was recognized as revenue during the nine months ended September 30, 2018.

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

RESTRUCTURING

In June 2017, we announced a limited reduction-in-force in order to streamline operations and achieve operating efficiencies. In December 2017, we continued our restructuring plans by initiating a company-wide restructuring designed to help position us for sustainable, long-term growth that we believe will align our staff and office locations to fit our commercial strategy. Pursuant to our restructuring plans, in February 2018 we eliminated our pain sales force, consisting of approximately 230 sales representatives and 25 manager positions. We reduced the staff at our headquarters office during the second quarter of 2018. In the third quarter of 2018, we relocated our corporate headquarters from Newark, California to Lake Forest, Illinois and reduced our headquarters office space by 50%. For further information about our restructuring costs, see “Item 1. Financial Statements and Supplementary Data - Note 14. Restructuring Charges.”
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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2019 and 2018.

Revenue

Total revenues by products are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product sales, net
Gralise	$14,931	$14,630	$46,008	$43,272
CAMBIA	8,135	10,365	23,701	24,870
Zipsor	3,273	4,441	9,028	13,175
Total neurology product sales, net	26,339	29,436	78,737	81,317
NUCYNTA products (1)	1,254	11	1,153	18,782
Lazanda (2)	(91)	(12)	(1)	528
Total product sales, net	27,502	29,435	79,889	100,627
Commercialization agreement:
Commercialization rights and facilitation services, net	27,304	27,781	89,163	87,055
Revenue from transfer of inventory	—	—	—	55,705
Royalties and milestone revenue	341	20,277	1,226	25,784
Total revenues	$55,147	$77,493	$170,278	$269,171

(1)
NUCYNTA product sales for the nine months ended September 30, 2018 reflect our sales of NUCYNTA between January 1 and January 8, 2018. During the first quarter of 2018, in connection with the Collegium transaction, we recognized revenue of $12.5 million related to the release of NUCYNTA sales reserves which were primarily recorded in the fourth quarter of 2017, as financial responsibility for those reserves transferred to Collegium upon closing of the Commercialization Agreement. During the three and nine months ended September 30, 2019, we recognized sales reserve estimate adjustments related to sales recognized for NUCYNTA in prior periods.

(2)	We divested Lazanda in November 2017. Product sales for the three and nine months ended September 30, 2019 and 2018 relate to sales reserve estimate adjustments.

Product Sales

Gralise net product sales for the three and nine months ended September 30, 2019 increased by $0.3 million and $2.7 million, respectively, as compared to the same periods in 2018, primarily due to favorable payor mix.

CAMBIA net product sales for the three months ended September 30, 2019 decreased by $2.2 million as compared to the same periods in 2018, primarily due to lower volume and unfavorable payor mix. Net product sales for the nine months ended September 30, 2019 decreased by $1.2 million as compared to the same periods in 2018, primarily due to lower volume.

Zipsor net product sales for the three and nine months ended September 30, 2019 decreased by $1.2 million and $4.1 million, respectively, as compared to the same periods in 2018, primarily due to the impact of short-dated product sales returns and unfavorable payor mix.

We ceased recording revenues and related costs associated with Lazanda after we divested the product to Slán in November 2017. Product sales for the three and nine months ended September 30, 2019 and 2018 reflect adjustments made for previously recorded sales reserve estimates.

Commercialization Agreement Revenue

We recognized revenue as a result of the Commercialization Agreement for the three and nine months ended September 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Royalty revenue	$30,201	$27,781	$94,164	$87,055
Contract liability amortization (1)	703	—	2,088	—
Contract asset amortization, net	(906)	—	(2,690)	—
Third-party royalty, net	(2,898)	—	(4,977)	—
Expense reimbursement	204	—	579	—
Inventory transfer	—	—	—	55,705
Total commercialization revenue	$27,304	$27,781	$89,163	$142,760
(1) The contract liability amortization represents the recognition of revenue related to the warrants received in November 2018 which are being recognized over the term of the contract.

For the three and nine months ended September 30, 2019, we recognized variable royalty revenue from the Commercialization Agreement of $30.2 million and $94.2 million, respectively, which became effective for sales beginning January 1, 2019 as recognition of such royalties are constrained by the sales-based royalty exception related to intellectual property. Other components of revenue recognized by us from the Commercialization Agreement include the amortization of contract assets, net arising from the transfer of inventory to Collegium net of warrants and prepayments received, and variable consideration revenue for reimbursement of certain shared costs. In addition, during the three and nine months ended September 30, 2019, we recognized $2.9 million and $5.0 million of net expense related to the third-party royalties which have been paid by Collegium on behalf of Assertio. It is our expectation that, in accordance with the amended Commercialization Agreement, Collegium will pay the full royalty owed to the third-party in 2019, 2020 and 2021 and that such amounts, over the course of the calendar year, will have no net impact to us.

For the three and nine months ended September 30, 2018, we recognized royalty revenue from the Commercialization Agreement of $27.8 million and $87.1 million, respectively. We also recognized $55.7 million related to the transfer of inventory upon closing in January 2018.

Royalties

Royalties are primarily comprised of royalties from Aralez Pharmaceuticals, Inc. on net sales of CAMBIA in Canada. During the three and nine months ended September 30, 2019, we recognized $0.3 million and $1.2 million, respectively, of revenue related to CAMBIA in Canada. The revenue recognized in 2019 included a $0.3 million one-time amendment fee to support the continued collaboration with our partner in Canada following their acquisition. During the three and nine months ended September 30, 2018, we recognized $0.3 million and $0.8 million, respectively, of revenue related to CAMBIA in Canada.

In October 2013, we sold our interests in royalty and milestone payments under our license agreements relating to our Acuform technology in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million. On August 2, 2018 we sold our remaining interest in such payments to PDL for $20.0 million. The $20.0 million of revenue was recognized as royalty revenue in the three months ended September 30, 2018.

Milestone Revenue

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

Cost of sales decreased by $0.8 million from $3.0 million to $2.2 million in the three months ended September 30, 2019 as compared to the same period in 2018 primarily due to the inclusion of third party royalties for NUCYNTA during the quarter in 2018. Cost of sales decreased by $10.9 million from $17.8 million to $6.9 million in the nine months ended September 30, 2019 as compared to the same periods in 2018 driven by the inclusion of third party royalties for NUCYNTA in 2018 and other NUCYNTA related costs incurred in the first quarter of 2018. Pursuant to the terms of our Commercialization Agreement with Collegium, effective January 9, 2018, we no longer record product sales of NUCYNTA and NUCYNTA ER and, as a result, no longer incur or record the cost of sales of such products. The cost of sales in 2018 also includes $6.2 million related to the cost of inventory transferred to Collegium on closing of the Commercialization Agreement. Following the divestiture of Lazanda in November 2017, we no longer record Lazanda product sales or related cost of sales.

The cost of sales as a percentage of sales for Gralise, CAMBIA and Zipsor, combined for the nine months ended September 30, 2019 and 2018 was approximately 8.9% and 8.4% respectively. The increase in cost of sales is primarily related to higher distribution costs.

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

Research and development expenses was decreased by $0.6 million from $2.1 million to $1.5 million in the three months ended September 30, 2019 as compared to the same period in 2018 and decreased by $1.3 million from $5.8 million to $4.5 million in the nine months ended September 30, 2019 as compared to the same periods in 2018, primarily due to higher clinical trial and regulatory costs in 2018 offset by increased salary costs in 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal fees.

Selling, general, and administrative expenses increased by $2.7 million from $33.4 million to $36.1 million in the three months ended September 30, 2019 as compared to the same period in 2018 primarily due to the $10.1 million loss on disposal of equipment in the third quarter of 2019 offset by higher facilities and personnel costs in 2018 prior to the completion of our restructuring plan. Selling, general, and administrative expenses decreased by $7.9 million from $93.8 million to $85.9 million in the nine months ended September 30, 2019 as compared to the same periods in 2018, primarily due to the reduction in our sales force following the restructuring plan announced in December 2017 and the elimination of all commercialization efforts relating to NUCYNTA following the Commercialization Agreement with Collegium. In December 2017, in connection with the signing of the Commercialization Agreement with Collegium we announced the termination of our pain sales force which occurred during the first quarter of 2018, consisting of approximately 255 sales representatives and sales manager positions, and our decision to significantly reduce our office staff and reduce our headquarters office space by approximately 50%. These higher costs were offset by the $10.1 million loss on disposal of equipment recognized in the third quarter of 2019.

In connection with the Multidistrict Opioid Litigation, the State Opioid Litigation and the Opioid-Related Requests and Subpoenas described in “Note 12. Commitments and Contingencies - Legal Matters” of the Notes to unaudited condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we expect to incur additional costs and expenses related to our ongoing opioid-related litigation and investigations, which may be significant and which may increase in future periods.

Amortization of Intangible Assets

Amortization of intangible assets for the three and nine months ended September 30, 2019 and 2018 was comprised of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of intangible assets - NUCYNTA	23,576	23,576	70,726	70,726
Amortization of intangible assets - CAMBIA	1,284	1,284	3,852	3,852
Amortization of intangible assets - Zipsor	584	583	1,753	1,753
Total	$25,444	$25,443	$76,331	$76,331

The amortization expense during the three and nine months ended September 30, 2019 was in-line with amortization expense as compared to the same period in 2018.

Restructuring Charges

We did not incur any restructuring charges during the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, restructuring expenses and one-time termination costs were $3.9 million, and $18.7 million, respectively.

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

Other (Expense) Income

Other income and expense for the three and nine months ended September 30, 2019 and 2018 was comprised of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Litigation settlement	$—	$62,000	$—	$62,000
Interest expense	(13,872)	(17,190)	(45,268)	(52,268)
Change in fair value of Collegium warrants	(1,423)	—	(4,900)	—
Gain on debt extinguishment	26,385	—	26,385	—
Interest and other income	659	677	2,287	973
Total other (income) expense	$11,749	$45,487	$(21,496)	$10,705

For the three and nine months ended September 30, 2019, Total other expense (income) includes $26.4 million gain on debt extinguishment in connection with the Convertible Note Exchange, offset by fair value adjustments of the Collegium warrants obtained in November 2018.

For the three and nine months ended September 30, 2018, Total other expense (income) includes $62.0 million in income from the Purdue settlement.

The interest expense was comprised of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest payable on Senior Notes	$5,736	$9,517	$20,544	$29,383
Interest payable on Convertible Notes	2,240	2,156	6,552	6,468
Amortization of debt discounts and issuance costs relating to Senior Notes and Convertible Notes	5,870	5,490	18,090	16,298
Changes in fair value of contingent consideration	28	27	85	106
Other	(2)	—	(3)	13
Total interest expense	$13,872	$17,190	$45,268	$52,268

For the three and nine months ended September 30, 2019, total interest expense decreased by $3.3 million and $7.0 million primarily due to lower interest expense for our Senior Notes due to principal payments made in 2018 and 2019. The increase in amortization of debt discounts and issuance costs was primarily due to the capitalization and amortization of additional debt discount and issuance costs associated with the amendments of our Senior Notes and the Convertible Note Exchange.

Income Tax Provision

In the three and nine months ended September 30, 2019, we recorded a benefit from income taxes of approximately $1.7 million and $0.4 million, respectively. The difference for the three and nine months ended September 30, 2019 between the effective tax rate of (106.1)% and 1.5%, respectively, and the tax at the statutory rate of 21.0% on current year operations is principally due to the change in valuation allowance, the release in the FIN 48 liability due to the lapsing of the statute of limitations, and tax benefits being recorded as a result of income recorded in other components of income.

In the three and nine months ended September 30, 2018, we recorded an expense from income taxes of approximately $6.8 million and $6.4 million, respectively, that represents an effective tax rate of 12.4%and 9.5%. For the three and nine months ended September 30, 2018, the difference between the recorded provision for income taxes and the tax based on the federal statutory rate of 21.0%, was primarily attributable to the impact of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The decrease in cash and cash equivalents by $56.7 million from $110.9 million to $54.2 million during the nine months ended September 30, 2019 is primarily attributable to $100.0 million in principal payments on our Senior Notes, $30.0 million of cash used in the exchange of our convertible notes, partially offset by the receipt of $32.0 million from the Purdue settlement and cash generated from operations.

We were in compliance with our covenants, including the Senior Secured Debt Leverage Ratio and Net Sales covenants, with respect to the Senior Notes as of September 30, 2019. While we are currently in compliance with each of the financial and other covenants contained in the Note Purchase Agreement, and anticipate continued compliance with such covenants, we may seek to refinance or restructure our debt, sell assets or obtain additional capital, each of which may be on terms that may be onerous, dilutive or disruptive to our business. Any prepayment of the Senior Notes would be subject to a prepayment fee of up to 3% of the principal amount of the Senior Notes prepaid. In addition, in connection with any refinancing of our debt, we would also accelerate the recognition of the balance of the unamortized debt discount and the debt issuance costs as of the date of any refinancing.

We may incur operating losses in future years. We believe that our existing cash and cash equivalent balances and cash we expect to generate from operations will be sufficient to fund our operations, and to meet our existing obligations for the next twelve months, including our obligations under the Senior Notes and the Convertible Notes. We base this expectation on our current operating and financing plans and the anticipated impact of the cash expected to be received from Collegium pursuant to the Commercialization Agreement, any of which may change as a result of many factors.

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash provided by (used in) operating activities	$82,620	$56,735
Cash (used in) provided by investing activities	(1,526)	(5,562)
Cash (used in) provided by financing activities	(137,862)	(56,153)
Net (decrease) increase in cash and cash equivalents	$(56,768)	$(4,980)

Cash Flows from Operating Activities

The increase in cash provided by operating activities during the nine months ended September 30, 2019 compared to the same period in 2018 is primarily due to the receipt of $32.0 million from the Purdue settlement in January 2019.

Cash Flows from Investing Activities

The reduction in cash used by investing activities during the nine months ended September 30, 2019 compared to the same period in 2018 is primarily due to the $3.0 million investment in a convertible instrument and higher purchases of property and equipment in 2018.

Cash Flows from Financing Activities

The increase in cash used in financing activities during the nine months ended September 30, 2019 compared to the same period in 2018 is primarily due to the $42.5 million in higher 2019 principal payments on our Senior Notes and $30.0 million in cash used in the Convertible Note Exchange in August 2019.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the quarter ended September 30, 2019.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the sources and effects of our market risk compared to the disclosures in Item 7A of our Annual Report on the 2018 Form 10-K, other than the matters described below.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Senior Secured Credit Facility and our investment in money market accounts which bear a variable interest rate. Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to the three-month LIBOR plus 9.75% per annum, subject to a 1.0% LIBOR floor and certain thresholds. Current LIBOR rates are above the 1.0% LIBOR floor, and the interest rate on our borrowings under the Senior Secured Credit Facility is currently 12.08% per annum. An increase in the three-month LIBOR of 100 basis points above the current three-month LIBOR rates would have an insignificant effect on our interest expense for 2019, assuming we make timely scheduled principal payments. Such increase was limited as our interest rate for our senior Secured Credit Facility is capped at 12.95%. As of September 30, 2019, we had $265.0 million aggregate principal amount of convertible senior notes outstanding, which are fixed rate instruments. In addition, it is expected that LIBOR will be phased out by the end of 2021. The Alternative Reference Rates Committee of the Federal Reserve Board has identified the Secured Overnight Financing Rate (SOFR) as the preferred alternative to LIBOR. As our Senior Secured Credit Facility utilizes LIBOR as a factor in determining the applicable interest rate, the expected discontinuation and transition may require us to renegotiate certain terms of the agreement to replace LIBOR with a new reference rate, which could increase the cost of servicing our debt and have an adverse effect on our results of operations and cash flows.

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

Foreign Currency Risk. We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at September 30, 2019. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.
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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see “Note 12. Commitments and Contingencies - Legal Matters” of the Notes to unaudited condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
In December 2017, we entered into a commercialization agreement with Collegium pursuant to which Collegium assumed, effective as of January 9, 2018, responsibility for the sales and marketing of NUCYNTA® and NUCYNTA® ER. Collegium will pay us royalties based on net sales of NUCYNTA and NUCYNTA ER. Although we have retained certain rights to promote NUCYNTA and NUCYNTA ER to physicians that Collegium does not call on, we do not have any immediate plans to exercise such rights. As a result, the commercial success of NUCYNTA and NUCYNTA ER will depend almost entirely on Collegium’s commercialization efforts.

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

We depend on one qualified supplier for the active pharmaceutical ingredient in each of our products, and we depend on third parties that are single source suppliers to manufacture our products. If there is insufficient availability of our products or the active pharmaceutical ingredients and other raw materials necessary to manufacture our products, or if our suppliers are unable to manufacture and supply our products, our sales will be adversely impacted upon depletion of the active ingredient and product inventories.

We have one qualified supplier for the active pharmaceutical ingredient in each of NUCYNTA ER, NUCYNTA, CAMBIA, Zipsor and Gralise. An affiliate of Janssen Pharma is currently the sole supplier of NUCYNTA ER pursuant to a manufacturing supply agreement we entered into with such entity in April 2015. Cambrex Corporation (Cambrex) (formerly, Halo Pharmaceutical, Inc.) is the sole supplier of NUCYNTA pursuant to a manufacturing supply agreement we entered into with Cambrex in June 2017. Patheon Puerto Rico Inc. (Patheon) is our sole supplier for Gralise pursuant to a manufacturing and supply agreement we entered into with Patheon in September 2011. Catalent Ontario Limited (Catalent) is our sole supplier for Zipsor pursuant to a manufacturing agreement we entered into with Catalent effective June 30, 2018. MiPharm, S.p.A is our sole supplier for CAMBIA pursuant to a manufacturing and supply agreement that we assumed in connection with our acquisition of CAMBIA in December 2013. We do not have, and we do not intend to establish in the foreseeable future, internal commercial scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for commercialization and clinical trials. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to obtain such products on a timely or competitive basis, if at all. Any stock out, or failure to obtain sufficient supplies of NUCYNTA or NUCYNTA ER, or the necessary active pharmaceutical ingredients, excipients or components necessary to manufacture NUCYNTA or NUCYNTA ER, would adversely affect Collegium’s ability to commercialize such products, which would adversely affect our results of operations and financial condition. Any stock out, quality concern or failure to obtain sufficient supplies of Gralise, CAMBIA, or Zipsor, or the necessary active pharmaceutical ingredients, excipients or components from our suppliers would adversely affect our business, results of operations and financial condition.

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

The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We, our third party manufacturers and our suppliers are subject to numerous regulations, including current FDA regulations governing manufacturing processes, stability testing, record keeping, product serialization and quality standards. Similar regulations are in effect in other countries. Our third party manufacturers and suppliers are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any third party manufacturer or supplier fails to perform as required or fails to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver adequate supplies of our products to our customers on a timely basis, or to continue our clinical trials could be adversely affected. The manufacturing processes of our third party manufacturers and suppliers may also be found to violate the proprietary rights of others. To the extent these risks materialize and adversely affect such third party manufacturers’ and/or suppliers’ performance obligations to us, and we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers or suppliers, our business, results of operation and financial condition could be adversely affected.

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

An alternate formulation of diclofenac is the active ingredient in CAMBIA that is approved in the U.S. for the acute treatment of migraines in adults. CAMBIA competes with a number of triptans that are used to treat migraines and certain other headaches. Currently, eight triptans are available generically and sold in the United States (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan, sumatriptan-naproxen and zolmitriptan). Branded competitors include Zomig Nasal Spray, Onzetra, Xsail, Sumavel, Zembrace SymTouch and Treximet, which is a fixed-dose combination product containing sumatriptan and naproxen. There are other products prescribed for or under development for the treatment or prevention of migraines that are now or may become competitive with CAMBIA, including CGRP inhibitor products.

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

If we or our commercialization partners are unable to negotiate acceptable pricing or obtain adequate reimbursement for our products from third party payers, our business will suffer.

Sales of our products depend significantly on the availability of acceptable pricing and adequate reimbursement from third party payers such as:

•	government health administration authorities;

•	private health insurers;

•	health maintenance organizations;

•	managed care organizations;

•	pharmacy benefit management companies; and

•	other healthcare-related organizations.

If reimbursement is not available for our products or product candidates, demand for our products may be limited. Further, any delay in receiving approval for reimbursement from third party payers could have an adverse effect on our future revenues.

Third party payers frequently require pharmaceutical companies to negotiate agreements that provide discounts or rebates from list prices and that protect the payers from price increases above a specified annual limit. We and our commercialization partners have agreed to provide such discounts and rebates to certain third party payers. We expect increasing pressure to offer larger discounts and rebates or discounts and rebates to a greater number of third party payers to maintain acceptable reimbursement levels for and access to our products for patients at co-pay levels that are reasonable and customary. Consolidation among large third party payers may increase their leverage in negotiations with pharmaceutical companies. If we or our commercialization partners are forced to provide additional discounts and rebates to third party payers to maintain acceptable access to our products for patients, our results of operations and financial condition could be adversely affected. If third party payers do not accurately and timely report the eligibility and utilization of our products under their plans, our reserves for rebates or other amounts payable to third party payers may be lower than the amount we are invoiced and we may be required to dispute the amount payable, which would adversely affect our business, financial condition and results of operations. For example, we have had, and continue to have, disputes with managed care providers over rebates related to our products. Even when rebate claims made by such managed care providers are without merit, we may be forced to pay such disputed amounts to the extent our failure to do so could otherwise adversely impact our business, such as our ability to maintain a favorable position on such provider’s formulary. In addition, if competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations. The process for determining whether a third party payer will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that such third party payer will pay for the product once coverage is approved. Third party payers may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, including one or more of our products. Any third party payer decision not to approve pricing for, or provide adequate coverage and reimbursement of, our products, including by reducing, limiting or denying reimbursement for new products or excluding products that were previously eligible for reimbursement, would limit the market acceptance and commercial prospects of our products and harm our business, financial condition and results of operations. In addition, any third party payer decision to impose restrictions, limitations or conditions on prescribing or reimbursement of our products, including on the dosing or duration of prescriptions for our products, would harm our business, financial condition and results of operations.

There have been, and there will continue to be, legislative, regulatory and third party payer proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the Patient Protection and Affordable Care Act (ACA) and the Health Care and Education Reconciliation Act, intended to curb rising healthcare costs. These cost containment measures may include: controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third party payers to make coverage and payment decisions. In California, voters rejected Proposition 61 in November 2016, a ballot initiative that would have prohibited the state from buying prescription drugs from a drug manufacturer at a price over the lowest price paid for such drug by U.S. Department of Veterans Affairs. Although Proposition 61 was defeated, these and other cost containment or price control measures, if adopted at the federal or state level, could significantly decrease the price that we or our commercialization partner receive for our products and any product that we may develop or acquire, which would harm our business, financial condition and results of operations.

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

We have been involved in patent litigation lawsuits against filers of ANDAs (the Filers) seeking to market generic versions of NUCYNTA and NUCYNTA ER before the expiration of the patents listed in the Patent and Exclusivity Information Addendum of FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for these two products. A two-week bench trial was completed on April 27, 2016. On September 30, 2016, the District Court issued its opinion finding all three of the Orange Book patents valid and enforceable. On April 11, 2017, the District Court entered a final judgment, which included an injunction enjoining the Filers from engaging in certain activities with regard to tapentadol (the active ingredient in NUCYNTA) and ordering the effective date of any approval of Actavis, and Roxane’s ANDAs, and Alkem’s ANDA for NUCYNTA IR to be no earlier than the expiry of the ’364 Patent (June 27, 2025), and the effective date of any approval of Alkem’s ANDA for NUCYNTA ER to be no earlier than the expiry of the ’130 Patent (September 22, 2028). The foregoing periods of exclusivity may in the future be extended with the award of pediatric exclusivity. In March 2019, the Federal Circuit affirmed the decision of the District Court in all respects. On April 29, 2019, Alkem filed a petition for panel rehearing and rehearing en banc with the Federal Circuit, which was denied on May 31, 2019. The period during which Aklem could have petitioned the U.S. Supreme Court for writ of certiorari has passed. As a result, the District Court’s decision is final and non-appealable.

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

NUCYNTA ER and NUCYNTA are subject to a FDA-mandated Opioid Analgesic Risk Evaluation and Mitigation Strategy (REMS) protocol. This REMS protocol requires opioid manufacturers to make training available to healthcare practitioners (and their patients) who practice pain management and prescribe immediate and extended release opioids concerning the safe use of opioid analgesics. The FDA-mandated REMS protocol may reduce the number of physicians, healthcare practitioners and pharmacies that are willing to prescribe opioid products including NUCYNTA ER and/or NUCYNTA, as well as the number of patients who are willing to use these products. Because of these factors, if Collegium is not able to successfully promote NUCYNTA ER and NUCYNTA, our business, results of operations and financial condition could be adversely affected.

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

In the ordinary course of our business, we collect, maintain and transmit sensitive data on our computer networks and information technology systems, including our intellectual property and proprietary or confidential business information. The secure maintenance of this information is critical to our business. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack, and motives (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted to target our information systems. Cyber-attacks are becoming increasingly more prevalent and much harder to detect and defend against. Our network and storage applications and those of our third party vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.

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

We recently experienced changes in our executive management team as we transitioned our corporate headquarters to Lake Forest, Illinois. If our executive management team is not able, in a timely manner, to develop, implement and execute successful business strategies and plans to maintain and increase our product revenues, our business, financial condition and results of operations will be materially and adversely affected. While our Chief Executive Officer and other executive officers have significant industry-related experience, it may take time for the team to become fully integrated and such team may continue to evolve until a fully integrated team is established. Any delay in the integration of our executive management team, or any future changes to such management team, could affect our ability to develop, implement and execute our business strategies and plans, which could have a material adverse effect on our business, financial condition and results of operations.

Further, with our executive management team, our future business strategies and plans may differ materially, or may continue to evolve, from those we previously pursued. If our business strategies and plans, including our commercialization arrangement with Collegium, or our efforts to realize future operational efficiencies, cause disruption in our business or operations or do not achieve the level of success or results we anticipate, our business, financial condition and results of operations will be materially and adversely affected.

Our success is dependent in large part upon the continued services of our executive management team with whom we do not have employment agreements.

Our success is dependent in large part upon the continued services of members of our executive management team, and on our ability to attract and retain key management and operating personnel, especially in light of our headquarters relocation. We do not have agreements with any of our executive officers that provide for their continued employment with us. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our products and potential product candidates, or otherwise adversely impact our business.

Risks Related to Product Development

The development of drug candidates, such as long-acting cosyntropin, is inherently difficult and uncertain, and we cannot be certain that any of our product candidates or those of our collaborative partners will be approved for marketing or, if approved, will achieve market acceptance.

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

In November 2017 we acquired the exclusive rights to market long-acting cosyntropin (synthetic ACTH) in the U.S. and Canada. Long-acting cosyntropin is an alcohol-free formulation of a synthetic analogue of ACTH. In February 2019, notification of acceptance for filing was received from the FDA for our development partner’s 505(b)(2) NDA for the novel injectable formulation of long-acting cosyntropin for use as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency. On October 18, 2019, our development partner received a Complete Response Letter (CRL) from the FDA regarding the NDA for long-acting cosyntropin. The primary focus of the CRL relates to the FDA's determination that certain pharmacodynamic parameters were not adequately achieved. We and our development partner are reviewing the CRL and will determine if the FDA’s comments can be adequately addressed.

The expected timing of NDA filings and related approvals, the successful execution of applicable clinical trials and our overall strategy with regard to the product candidate’s application may not achieve our intended results. Our overall strategy to bring our injectable formulation of long-acting cosyntropin to market in the U.S. and Canada is subject to certain risks and uncertainties. For example, we and our development partner are reviewing the CRL to determine if the FDA’s comments can be adequately addressed. Further, if our product, manufacturing processes or facilities do not satisfy regulatory requirements, including as a result of issues relating to manufacturing, FDA approval may be delayed or not be granted. Even if we receive FDA approval for our intended diagnostic indication, our ability to commercialize the product for diagnostic use will be subject to the availability of saleable product, which our collaborative partner may not be able to supply. Even if we are able to procure saleable product, our sales of the product may not generate significant revenue.

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

Our development partner received a Complete Response Letter (CRL) from the FDA regarding the NDA for long-acting cosyntropin, which has delayed, and may result in the abandonment of, development efforts for long-acting cosyntropin for use as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency.

On October 18, 2019, our development partner received a Complete Response Letter (CRL) from the FDA regarding the NDA for long-acting cosyntropin seeking approval for use as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency. The primary focus of the CRL relates to the FDA's determination that certain pharmacodynamic parameters were not adequately achieved. As a result of the CRL, our development efforts for long-acting cosyntropin have been delayed.

We and our development partner are reviewing the CRL and will determine if the FDA’s comments can be adequately addressed. If we and our development partner determine that we cannot successfully address the FDA’s comments, or cannot agree how to successfully address the FDA’s comments, we may be forced to delay or abandon our development efforts for long-acting cosyntropin for use as a diagnostic drug in the screening of patients presumed to have adrenocortical insufficiency, which would materially and adversely affect our business.

Even if we and our development partner mutually determine that we can successfully address the FDA’s comments, and are able to resubmit the NDA for long-acting cosyntropin, we cannot be certain that the additional information provided to the FDA will be adequate to address the FDA’s comments in the CRL, or that we will be successful in obtaining FDA approval of long-acting cosyntropin. The FDA may provide review commentary at any time during the resubmission and review process, which could adversely affect or even prevent the approval of long-acting cosyntropin. For example, the FDA could require the completion of further clinical trials or other studies, which could further delay or preclude any approval of the NDA and require significant additional funding. In addition, if we and our development partner proceed with resubmitting the NDA and are unable to identify appropriate remediations to issues that the FDA may raise, we and our development partners may not have sufficient time or financial resources to conduct future activities to remediate issues raised by the FDA.

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

The regulatory process is expensive and time consuming. Even after investing significant time and expenditures on clinical trials, we may not obtain regulatory approval of our product candidates. Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval, and the FDA may not agree with our methods of clinical data analysis or our conclusions regarding safety and/or efficacy. For example, on October 18, 2019, our development partner received a Complete Response Letter (CRL) from the FDA regarding the NDA for long-acting cosyntropin. Even if we and our development partner mutually determine that we can successfully address the FDA’s comments, and are able to resubmit the NDA for long-acting cosyntropin, there is no guarantee that the additional information provided to the FDA will be adequate to address the FDA’s comments in the CRL, or that we will be successful in obtaining FDA approval of long-acting cosyntropin. Significant clinical trial delays could impair our ability to commercialize our products and could allow our competitors to bring products to market before we do. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product.

Further, with respect to our approved products, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review and other requirements. The FDA recently notified the Company it would require two post-marketing studies related to Gralise. In addition, the discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation and inspection, including compliance with FDA regulations governing cGMP or Quality System Regulation (QSR). The FDCA, the CSA and other federal and foreign statutes and regulations govern and influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In addition, we and our partners are also subject to ongoing DEA regulatory obligations, including annual registration renewal, security, record keeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. The failure to comply with these regulations could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, non-renewal of marketing applications or authorizations or criminal prosecution, which could adversely affect our business, results of operations and financial condition.

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

Healthcare reform could increase our expenses and adversely affect the commercial success of our products.

The ACA includes numerous provisions that affect pharmaceutical companies. For example, the ACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The ACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The ACA also requires increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. The ACA also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties. These and other aspects of the ACA, including regulations that may be imposed in connection with the implementation of the ACA, such as the 340B Program (which requires pharmaceutical manufacturers to provide outpatient drugs to eligible healthcare organizations and covered entities at significantly reduced prices), could increase our expenses and adversely affect our ability to successfully commercialize our products and product candidates.

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

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state and local regulatory and governmental agencies, as well as increased legal action brought by state and local governmental entities and private parties. For example, we are currently named as a defendant, along with numerous other manufacturers and distributors of opioid drugs, in multiple lawsuits alleging common-law and statutory causes of action for alleged misleading or otherwise improper marketing and promotion of opioid drugs. Such litigation and related matters are described in “Item 1. Financial Statements - Note 12. Commitments and Contingencies.”

In March 2017, we received a letter from Senator Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information regarding our historical commercialization of opioid products. We voluntarily furnished information responsive to Sen. McCaskill’s request. We have also received subpoenas or civil investigative demands focused on historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various State Attorneys General seeking documents and information regarding our historical sales and marketing of opioid products. In addition, the CDI has issued a subpoena to us seeking information relating to our historical sales and marketing of Lazanda. The CDI subpoena also seeks information on Gralise, a non-opioid product in our portfolio. We have received subpoenas from the DOJ seeking documents and information regarding our historical sales and marketing of opioid products. We also from time to time receive and comply with subpoenas from governmental authorities related to investigations primarily focused on third parties, including healthcare practitioners. We are cooperating with the foregoing governmental investigations and inquiries. These matters are described in “Item 1. Financial Statements - Note 12. Commitments and Contingencies.”

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

Collegium is subject to pending governmental investigations and inquiries and lawsuits similar to those matters described above. Such proceedings, together with any additional proceedings that may be initiated against Collegium, and any assertion, claim or finding of wrongdoing by Collegium, could adversely affect Collegium’s ability to commercialize NUCYNTA or NUCYNTA ER and in turn adversely affect our business, results of operations and financial condition. Furthermore, these pending investigations, inquiries and lawsuits could negatively affect our ability to raise capital and impair our ability to engage in strategic transactions.

We may incur product liability losses and other litigation liability for which we may be unable to maintain or obtain adequate protection.

We are or may be involved in various legal proceedings, lawsuits and certain government inquiries and investigations, including with respect to, but not limited to, patent infringement, product liability, personal injury, antitrust matters, securities class action lawsuits, breach of contract, Medicare and Medicaid reimbursement claims, opioid-related matters, promotional practices and compliance with laws relating to the manufacture and sale of controlled substances. For example, we, along with other opioid manufacturers and, often, distributors, have been named in lawsuits related to the manufacturing, distribution, marketing and promotion of opioids. In addition, we have also received various subpoenas and requests for information related to the distribution, marketing and sale of our opioid products. Moreover, our primary product liability insurer has sought a declaratory judgment that opioid litigation claims noticed by us are not covered by our policies with such insurer. Such litigation and related matters are described in “Item 1. Financial Statements - Note 12. Commitments and Contingencies.” If any of these legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our products and technologies and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights by, among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology. We hold issued U.S. patents and have patent applications pending in the U.S. In addition, we are pursuing patent applications relating to our technologies in the U.S. and abroad. We have also applied for patents in numerous foreign countries. Some of those countries have granted our applications and other applications are still pending. Our pending patent applications may lack priority over other applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, by entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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

We have incurred significant indebtedness under the senior secured notes we issued in April 2015 (the Senior Notes) and the convertible notes we issued in September 2014 and August 2019 (collectively, the Convertible Notes). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Convertible Notes, the Senior Notes and any additional debt obligations we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. Further, our results of operations may cause us to fail to comply with the financial covenants contained in the Note Purchase Agreement described in “Item 1. Financial Statements - Note 9. Debt,” which event of default could result in all of our debt becoming immediately due and payable. If we are unable to generate sufficient cash flow or if our results of operations cause us to fail to comply with our financial covenants, we may be required to take one or more actions, including refinancing our debt, significantly reducing expenses, renegotiating our debt covenants, restructuring our debt, selling assets or obtaining additional capital, each of which may be on terms that may be onerous, highly dilutive or disruptive to our business. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on commercially reasonable or acceptable terms, which could result in a default on our obligations, including the Convertible Notes and the Senior Notes.

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

In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences to our business. For example, it could:

•	make it more difficult for us to meet our payment and other obligations under the Convertible Notes, the Senior Notes or our other indebtedness;

•	result in other events of default under our Convertible Notes, Senior Notes or our other indebtedness, which events of default could result in all of our debt becoming immediately due and payable;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

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

•
prevent us from raising funds necessary to repurchase the Convertible Notes in the event we are required to do so following a “fundamental change,” as specified in the indentures governing the Convertible Notes, to repurchase the Senior Notes in the event we are required to do so following a “major transaction,” as specified in the Note Purchase Agreement, or to settle conversions of the Convertible Notes in cash;

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

We fund our operations primarily through revenues from product sales and do not have any committed sources of capital. To the extent that our existing capital resources and revenues from ongoing operations are insufficient to fund our future operations, or product acquisitions and strategic transactions that we may pursue, or our litigation-related costs, we will have to raise additional funds through the sale of our equity securities, through additional debt financing, from development and licensing arrangements or from the sale of assets. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions.

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
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash, to repurchase the Convertible Notes upon a fundamental change or to repurchase the Senior Notes upon a major transaction put.

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

Furthermore, holders of the Senior Notes will have the right to require us to repurchase all of their Senior Notes upon the occurrence of certain events deemed to be a “major transaction” at a repurchase price equal to: (a) 100% of the principal amount of the outstanding Senior Notes to be repurchased, plus (b) accrued and unpaid interest, if any, plus (c) a prepayment premium, which may be substantial.

However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes or Senior Notes or pay cash with respect to Convertible Notes being converted. In addition, our ability to repurchase or to pay cash upon conversion of the Convertible Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. An event of default under the indentures governing the Convertible Notes, including our failure to repurchase Convertible Notes when required by the indentures governing the Convertible Notes, would constitute a default under the Note Purchase Agreement. In addition, an event of default under the Note Purchase Agreement, including our failure to repurchase Senior Notes when the repurchase is required by the Note Purchase Agreement, would constitute a default under the indentures governing the Convertible Notes. Moreover, the occurrence of a fundamental change under the indentures governing the Convertible Notes or a major transaction under the Note Purchase Agreement could constitute an event of default under either the indentures governing the Convertible Notes or the Note Purchase Agreement, as applicable, and any agreements that may govern any future indebtedness. Following an event of default, if the payment of our outstanding indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors affecting our operating results and that could adversely affect our stock price include:

•	the degree of commercial success and market acceptance of NUCYNTA and NUCYNTA ER achieved by Collegium;

•	the degree of commercial success and market acceptance of Gralise, CAMBIA and Zipsor achieved;

•	the current and future market conditions for short-acting and long-acting opioids;

•	filings and other regulatory or governmental actions, investigations or proceedings related to our products and product candidate and those of our commercialization and collaborative partners;

•	the regulatory strategy for long-acting cosyntropin and our ability and our collaborative partner’s ability to successfully develop and execute such strategy;

•	our and our development partner’s determination if the FDA’s comments in the Complete Response Letter (CRL) for the novel injectable formulation of long-acting cosyntropin can be adequately addressed;

•	our ability to successfully commercialize long-acting cosyntropin if regulatory approval is obtained;

•	developments concerning proprietary rights, including patents, infringement allegations, inter party review proceedings and litigation matters;

•	legal and regulatory developments in the U.S.;

•	actions taken by industry stakeholders affecting the market for our products;

•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness;

•	our and our commercialization and collaborative partners’ compliance or non-compliance with legal and regulatory requirements and with obligations under our collaborative agreements;

•	our ability to successfully develop and execute our sales and marketing strategies;

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

Our consolidated balance sheet contains significant amounts long-lived assets, including intangible assets representing the product rights which we have acquired over the last few years and property and equipment. We review the carrying value of our long-lived assets when indicators of impairment are present. Conditions that could indicate impairment of long-lived assets include, but are not limited to, a significant adverse change in market conditions, significant competing product launches by our competitors, significant adverse change in the manner in which the long-lived asset is being used, and adverse legal or regulatory outcomes.

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

Certain provisions applicable to the Convertible Notes and the indentures governing the Convertible Notes, the Senior Notes and the Note Purchase Agreement governing the Senior Notes, could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a fundamental change under the indentures for the Convertible Notes or a major transaction under the Note Purchase Agreement, holders of the Convertible Notes or the Senior Notes, as applicable, will have the right to require us to repurchase their notes in cash. In addition, if an acquisition event constitutes a “make-whole fundamental change” under the indentures, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such make-whole fundamental change. In any of these cases, and in other cases, our obligations under the Convertible Notes and the indentures, the Senior Notes and the Note Purchase Agreement, as well as provisions of our organizational documents and other agreements, could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

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

Our common stock may be delisted from the Nasdaq Global Select Market if we are unable to maintain compliance with Nasdaq's continued listing standards.
Nasdaq imposes, among other requirements, continued listing standards including minimum bid requirement. The price of our common stock must trade at or above $1.00 to comply with the minimum bid requirement for continued listing on the Nasdaq Global Select Market. If our stock trades at closing bid prices of less than $1.00 for a period of 30 consecutive business days, Nasdaq could send a deficiency notice to us for not remaining in compliance with the continued listing standards. Recently, our common stock has traded at closing bid prices below $1.00. If the closing bid price of our common stock fails to meet Nasdaq’s minimum closing bid price requirement for a period in excess of 30 consecutive days, or if we otherwise fail to meet any other applicable requirements of the Nasdaq Global Select Market and we are unable to regain compliance, Nasdaq may make a determination to delist our common stock. Any delisting of our common stock could adversely affect the market liquidity and market price of our common stock and our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors. Furthermore, the delisting of our common stock would give the holders of the Convertible Notes and the Senior Notes rights to require us to repurchase all or a portion of their notes at the prices set forth in the indentures governing the Convertible Notes and the Note Purchase Agreement governing the Senior Notes. If this were to happen, we may not have sufficient funds to repay such indebtedness.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act, except as previously disclosed in our Current Reports on Form 8-K.

ITEM 5.    OTHER INFORMATION
On August 6, 2019, our Board of Directors approved an amendment (the Amendment) to the amended and restated form of Management Continuity Agreement (the Management Continuity Agreement) previously entered into with certain of the Company’s executive officers. Pursuant to the Amendment subsequently entered into with such executive officers, in the event an executive officer is subject to an involuntary termination within 90 days prior to or 24 months following a change of control, the executive officer is entitled to receive a lump sum severance payment equal to three times (if the officer is the chief executive officer) or one and a half times (if the officer is not the chief executive officer) the base salary and bonus, as applicable, which the officer was receiving immediately prior to the change of control, in addition to three years of medical benefits (if the officer is the chief executive officer) or one and a half years (if the officer is not the chief executive officer). The form of Management Continuity Agreement is otherwise unchanged by the Amendment.
ITEM 6. EXHIBITS

4.1	Third Supplemental Indenture, by and between Assertio Therapeutics, Inc., a Delaware corporation, and the Bank of New York Mellon Trust Company, N.A. as Trustee
10.1	First Amendment to Supply Agreement, dated as of July 11, 2019, by and between Assertio Therapeutics, Inc. and Noramco, Inc.†
10.2	Form of Amendment No. 1 to Amended and Restated Management Continuity Agreement of Assertio Therapeutics, Inc.
10.3	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2019)
10.4	Fifth Amendment to Note Purchase Agreement, dated August 9, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2019)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T
_______________________________________________________

(†)	Certain portions of this exhibit have been omitted pursuant to the SEC’s rules regarding the redaction of confidential information.

(*)    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2019	ASSERTIO THERAPEUTICS, INC.

/s/ Arthur J. Higgins
Arthur J. Higgins
President and Chief Executive Officer

/s/ Daniel A. Peisert
Daniel A. Peisert
Senior Vice President and Chief Financial Officer