Form 10-K
period 2019-12-31
Assertio Therapeutics, Inc
filed 2020-03-10
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non‑affiliates of the registrant, computed by reference to the closing price as reported on the Nasdaq Stock Market as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $220.8 million.
The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of March 2, 2020 was 81,288,229.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant’s 2019 fiscal year.

ASSERTIO THERAPEUTICS, INC.
FORM 10‑K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

NOTE REGARDING FORWARD‑LOOKING STATEMENTS

Statements made in this Annual Report on Form 10‑K that are not statements of historical fact are forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward‑looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward‑looking statements. Forward‑looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward‑looking statements. Forward‑looking statements include, but are not necessarily limited to, those relating to:

•	our ability to successfully pursue business development, strategic partnerships, and investment opportunities to build and grow for the future;

•	the commercial success and market acceptance of our products;

•
the outcome of our opioid-related investigations, our opioid-related litigation brought by state and local governmental entities and private parties, and our insurance, antitrust and other litigation, and the costs and expenses associated therewith;

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

•
our common stock remaining in compliance with Nasdaq’s minimum closing bid requirement of at least $1.00 per share, and the resulting rights of holders of our Convertible Notes to require us to repurchase their notes if our common stock ceases to be listed on the Nasdaq Global Select Market (or certain other U.S. stock exchanges specified in the agreements governing our indebtedness);

•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements related to the development or promotion of pharmaceutical products in the U.S.;

•	our plans to acquire, in-license or co-promote other products, and/or acquire companies;

•	the timing and results of our and our collaborative partners’ research and development efforts including clinical studies relating to our and our collaborative partners’ product candidates

•	our ability to raise additional capital, if necessary;

•	our ability to successfully develop and execute our sales and marketing strategies;

•
variations in revenues obtained from commercialization and collaborative agreements, including contingent milestone payments, royalties, license fees and other contract revenues, including non-recurring revenues, and the accounting treatment with respect thereto;

•	our collaborative partners’ compliance or non-compliance with obligations under our collaboration agreements; and

•	our ability to attract and retain key executive leadership.
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

PART I

ITEM 1.  BUSINESS

Our Company

Assertio Therapeutics, Inc. (Assertio or the Company) is a leading diversified, specialty pharmaceutical company focused on distinctive products that offer enhanced therapeutic options for patients in need, while maintaining the highest ethical standards in all our business practices. The Company’s current specialty pharmaceuticals business includes CAMBIA®(diclofenac potassium for oral solution), a non-steroidal anti-inflammatory drug for the acute treatment of migraine attacks, acquired by the Company in December 2013, and Zipsor® (diclofenac potassium liquid filled capsules), a non-steroidal anti-inflammatory drug for the treatment of mild to moderate acute pain, acquired by the Company in June 2012, both of which, are marketed in the United States (U.S.).

Business Strategy

In 2017, the Company announced that it was in the process of transforming into a leading diversified, specialty pharmaceutical company with a goal of rapidly deleveraging its balance sheet, growing its core business, and opportunistically building for the future via business development. The Company has completed the following transactions to advance toward achieving its stated goals:

•
On December 4, 2017, the Company announced a commercialization agreement with Collegium Pharmaceutical, Inc. (Collegium), pursuant to which the Company granted Collegium the right to commercialize the NUCYNTA franchise of products in the U.S. (the Commercialization Agreement). Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing, and the Company received royalty on all NUCYNTA revenues based on certain net sales thresholds.

•
On August 13, 2019, the Company entered into separate, privately negotiated exchange agreements (the Exchange Agreements) with a limited number of holders of Assertio’s 2.50% Convertible Notes due 2021 (the 2021 Notes). Pursuant to the Exchange Agreements, Assertio exchanged approximately $200 million aggregate principal amount of Exchanged Notes for a combination of (a) its new 5.00% Convertible Senior Notes due August 15, 2024 (the 2024 Notes), (b) a cash payment plus accrued but unpaid interest on the Exchanged Notes, and (c) an agreed number of shares of Assertio’s common stock.

•
On December 12, 2019, the Company announced it entered into an agreement with Golf Acquiror LLC, an affiliate to Alvogen, Inc. (Alvogen), a global privately held pharmaceutical company, under which Alvogen acquired and assumed all responsibilities associated with the product Gralise® (gabapentin). Under the terms of the agreement, Alvogen is expected to pay Assertio a total value of $127.5 million. This included $75.0 million in cash at closing on January 10, 2020, and the balance payable as 75% of Alvogen’s first $70.0 million of Gralise net sales after the closing. Alvogen also paid the Company for certain inventories relating to Gralise.

•
On February 6, 2020, the Company announced it entered into a definitive agreement with Collegium pursuant to which Collegium acquired the NUCYNTA franchise of products from the Company, and assumed certain contracts, liabilities and obligations of the Company relating to the NUCYNTA products, including those related to manufacturing and supply, post-market commitments and clinical development costs. Under the terms of the agreement, Collegium paid Assertio $375.0 million in cash at closing on February 13, 2020, less royalties paid to the Company in 2020. Collegium also paid the Company for certain inventories relating to the products.

•
On February 13, 2020, the Company repaid in full its outstanding aggregate principal amount of senior secured notes (Senior Notes) pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) and all subsequent amendments to the Note Purchase Agreement.

•
On February 19, 2020, the Company announced it entered into separate, privately negotiated agreements with a limited number of holders of the Company’s 2021 Notes and 2024 Notes to repurchase approximately $188.0 million aggregate principal amount of the outstanding 2021 Notes and 2024 Notes.

As a result of the transformational impact of these transactions, the Company has positioned itself to actively pursue business development, strategic partnerships, and investment opportunities to build and grow for the future.

The transactions above are described in more detail in “Item 8. Financial Statements and Supplemental Data - Notes to the Consolidated Financial Statements” of this Annual Report on Form 10-K.

Corporate Information

The address of our website is http://www.assertiotx.com. We make available, free of charge through our website or upon written request, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

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

Our Business Operations

As of December 31, 2019, our business operations consisted of the following:

Products

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

Gralise (Gabapentin)

Gralise is a once‑daily formulation of gabapentin indicated for management of postherpetic neuralgia (PHN), a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. We made Gralise commercially available in October 2011, following its U.S. Food and Drug Administration (FDA) approval in January 2011. Effective as of January 10, 2020, we divested our rights, title and interest in and to Gralise to Alvogen.

NUCYNTA ER (Tapentadol Extended Release Tablets) and NUCYNTA IR (NUCYNTA) (Tapentadol)

NUCYNTA ER is an extended-release version of tapentadol that is indicated for the management of pain severe enough to require daily, around‑the‑clock, long-term opioid treatment, including neuropathic pain associated with diabetic peripheral neuropathy (DPN) in adults, and for which alternate treatment options are inadequate. NUCYNTA is an immediate release version of tapentadol that is indicated for the management of moderate to severe acute pain in adults. We acquired the U.S. rights to NUCYNTA ER and NUCYNTA from Janssen Pharmaceuticals, Inc. (Janssen Pharma) and began shipping and recognizing product sales on NUCYNTA ER and NUCYNTA in April 2015. We began commercial promotion of NUCYNTA ER and NUCYNTA in June 2015.

In December 2017, we entered into the Commercialization Agreement with Collegium, which we amended in November 2018. Pursuant to the Commercialization Agreement, we granted Collegium the right to commercialize the NUCYNTA franchise of products in the U.S. Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing, and received royalties on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $132.0 million for the year ended December 31, 2018. Beginning in 2019, we received royalties based on certain annual NUCYNTA net sales thresholds for future years. Effective as of February 13, 2020, we divested our rights, title and interest in and to our NUCYNTA franchise to Collegium.

The following table shows sales for each of the above-described products over each of the past three fiscal years (in millions):

	Year ended December 31,
	2019	2018	2017
Gralise	$63.1	$58.1	$77.0
CAMBIA	$32.5	$35.8	$31.6
Zipsor	$12.5	$16.4	$16.7
NUCYNTA ER and NUCYNTA
Product Sales (1)	$0.9	$18.9	$239.5
Commercialization Agreement (2)	$118.6	$155.7	$0
Lazanda (3)	$(0.2)	$0.8	$15.0

(1)
NUCYNTA ER and NUCYNTA product sales reflect our sales between January 1, 2017 and January 8, 2018, prior to the Commercialization Agreement with Collegium. See “Item 8. Financial Statements and Supplementary Data - Note 2. Revenue” for additional information. Subsequent to January 8, 2018, we continue to recognize sales reserve estimate adjustments related to sales recognized for NUCYNTA products in prior periods.

(2)
NUCYNTA ER and NUCYNTA royalties from Collegium reflect royalties earned and inventory sold pursuant to the Commercialization Agreement after January 8, 2018. Variable royalty revenue became effective for sales beginning January 1, 2019, as recognition of such royalties are constrained by the sales-based royalty exception related to intellectual property. Other components of net revenue from the Commercialization Agreement include the amortization of revenue from contract liabilities arising from the warrants and prepayments received, amortization of the contract asset, and variable consideration revenue for reimbursement of certain shared costs. See “Item 8. Financial Statements and Supplementary Data - Note 2. Revenue” for additional information.

(3)
In November 2017, we entered into agreements with Slán Medicinal Holdings Limited and certain of its affiliates (Slán) pursuant to which Slán acquired our rights to Lazanda. Lazanda nasal spray is an intranasal fentanyl drug used to manage breakthrough pain in adults (18 years of age and older) who are already routinely taking other opioid pain medicines around‑the‑clock for cancer pain. We acquired Lazanda in July 2013 from Archimedes Pharma US Inc. and its affiliated companies. We continue to recognize sales reserve estimate adjustments related to sales recognized for Lazanda in prior periods.

Collaboration and License Agreements

Nuvo Pharmaceuticals, Inc. (Nuvo) In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now Nuvo Pharmaceuticals, Inc.) granting them the rights to commercially market CAMBIA in Canada. Nuvo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We receive royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. During the year ended December 31, 2019, we recognized $2.1 million of revenue related to CAMBIA in Canada. The revenue recognized in 2019 included a $0.3 million one-time amendment fee to support the continued collaboration with our partner in Canada following their acquisition and a $0.5 million milestone payment. During the year ended December 31, 2018, we recognized $0.8 million of revenue related to CAMBIA in Canada. We will receive additional one-time contingent milestone payments upon the achievement of scaling twelve-month cumulative sales targets and certain development milestones in the future.

Ironwood Pharmaceuticals, Inc. (Ironwood) In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW 3718, an Ironwood product candidate under evaluation for refractory gastroesophageal reflux disease (GERD). During the second quarter of 2018, we received a $5.0 million milestone payment related to the dosing of the first patient in a Phase 3 trial. We expect to receive additional contingent milestone payments upon the occurrence of certain development milestones and royalties on net sales of the product, if approved.

PDL BioPharma, Inc. (PDL) In October 2013, pursuant to the terms and conditions of a Royalty Purchase and Sale Agreement with PDL (Royalty Purchase Agreement), we sold to PDL our right to receive royalty, milestone and other specified payments arising on and after October 2013 under each of the following license agreements relating to our Acuform technology in the Type 2 diabetes therapeutic area: (i) the License and Services Agreement, effective as of March 4, 2011, with Boehringer Ingelheim International GMBH (BI), relating to potential future development milestones and sales of BI’s investigational fixed-dose combinations of drugs and extended-release metformin worldwide; (ii) the License Agreement, effective as of August 5, 2010, with Janssen Pharmaceutica N.V. (Janssen), relating to potential future development milestones and sales of Janssen’s investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin worldwide; (iii) the Non-Exclusive License, Covenant Not to Sue and Right of Reference Agreement, effective as of July 21, 2009, with Merck & Co., Inc., relating to sales of Janumet XR® (sitagliptin and metformin HCL extended-release) worldwide; (iv) the Commercialization Agreement, effective as of August 22, 2011, with Santarus, Inc. relating to sales of Glumetza® (metformin

HCL extended-release tablets) in the U.S.; (v) the Amended License Agreement, effective as of January 9, 2007, with LG Life Sciences Ltd., relating to sales of extended-release metformin in Korea; and (vi) the Amended and Restated License Agreement (Extended Release Metformin Formulations — Canada), dated as of December 13, 2005, with Biovail Laboratories International SRL, relating to sales of extended-release metformin in Canada. Under the Royalty Purchase Agreement, PDL was entitled to receive all payments due under such license agreements until PDL received $481 million, after which all net payments received were to be shared evenly between us and PDL. In August 2018, we amended the Royalty Purchase Agreement and sold our remaining interest in such payments to PDL for $20.0 million.

Slán Medicinal Holdings Limited In November 2017, we entered into definitive agreements with Slán Medicinal Holdings Limited and certain of its affiliates (Slán) pursuant to which we acquired Slán’s rights to market the specialty drug long-acting cosyntropin (synthetic ACTH) in the U.S. and Canada. On February 6, 2020, the Company entered into an amended agreement with Eolas Pharma Teoranta (Eolas), an affiliate of Slán. Pursuant to the amendment, the license granted to the Company for the commercialization of long-acting cosyntropin was terminated. Additionally, the Company may receive up to $10.0 million in future payments based upon commercial sales of long-acting cosyntropin if Eolas successfully obtains regulatory approval for and commercializes the product.

Segment and Customer Information

We maintain one operating segment and have operations solely in the U.S. To date, substantially all of our revenues from product sales are related to sales in the U.S.

The three large, national wholesale distributors represent the vast majority of our revenues and represented the following percentages of product shipments and consolidated revenue for the years ended December 31, 2019, 2018 and 2017 set forth below. Further, as described above, we entered into the Commercialization Agreement with Collegium pursuant to which we granted Collegium the right to commercialize the NUCYNTA franchise of products in the U.S., effective January 9, 2018. We received royalties on all NUCYNTA revenues based on certain net sales thresholds. These royalties represented the following percentage of consolidated revenue for the years ended December 31, 2019, 2018 and 2017.

	Consolidated Revenue			Accounts Receivable related to product shipments
	2019	2018	2017	2019	2018	2017
McKesson Corporation	16%	14%	36%	46%	28%	41%
AmerisourceBergen Corporation	12%	13%	27%	17%	28%	27%
Cardinal Health	10%	11%	26%	25%	32%	23%
Collegium	52%	55%	—%	—%	—%	—%
All others	10%	7%	11%	12%	12%	9%
Total	100%	100%	100%	100%	100%	100%

Marketing and Sales

We have developed capabilities in various aspects relating to the commercialization of our marketed products, including sales, marketing, manufacturing, quality assurance, wholesale distribution, managed market contracting, government price reporting, medical affairs, and compliance and regulatory affairs. Members of our commercial organization are also engaged in the commercial and marketing assessments of other potential product candidates.

Our neurology sales organization includes approximately 72 full time employees as of January 31, 2020. Our neurology sales force primarily calls on neurologists, pain specialists and primary care physicians, and their affiliated physician assistants and nurse practitioners, throughout most of the U.S. Our marketing and managed care organization is comprised of professionals who have developed a variety of strategies and tactics to promote our products, including promotional materials, market access programs, industry publications, advertising and other media.

Seasonality

Our product revenues for Gralise, CAMBIA and Zipsor have historically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year. This variation is influenced by both wholesaler buying patterns and the reset of annual limits on deductibles and out-of-pocket costs of many health insurance plans and government programs at the beginning of each calendar year. For additional information, please also refer to “Item 1A. Risk Factors - Our product revenues have typically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year.”

Manufacturing

Our facility is used for office purposes. No commercial manufacturing takes place at our facility.

We are responsible for the supply and distribution of our marketed products. We have manufacturing and supply agreements with sole commercial suppliers for each of our marketed products, as follows: for Gralise, with Patheon Puerto Rico Inc. (Patheon); for CAMBIA, with MiPharm, S.p.A. (MiPharm); for Zipsor, with Catalent Ontario Limited (Catalent); for NUCYTNA ER, with an affiliate of Janssen Pharma; and for NUCYNTA, with Halo Pharmaceutical, Inc. (dba Cambrex Whippany). Effective as of January 10, 2020, we divested our rights, title and interest in and to Gralise to Alvogen, including related manufacturing and supply agreements. Effective as of February 13, 2020 we divested our rights, title and interest in and to our NUCYNTA franchise to Collegium, including related manufacturing and supply agreements.

We have one qualified supplier for the active pharmaceutical ingredient in each of our marketed products.  We have supply and manufacturing agreements with the suppliers of the active pharmaceutical ingredients in each of our marketed products.

For additional information regarding our manufacturing, please also refer to “Item 1A. Risk Factors - We depend on one qualified supplier for the active pharmaceutical ingredient in each of our products, and we depend on third parties that are single source suppliers to manufacture our products. Insufficient availability of our products or the active pharmaceutical ingredients and other raw materials necessary to manufacture our products, or the inability of our suppliers to manufacture and supply our products, will adversely impact our sales upon depletion of the active ingredient and product inventories.”

Intellectual Property

Our Trademarks

Assertio™, Depomed®, CAMBIA®, Zipsor® and Acuform® are trademarks of Assertio. Gralise® and NUCYNTA® were trademarks of Assertio until we divested our rights to those products and related trademarks to Alvogen and Collegium on January 10, 2020 and February 13, 2020, respectively. All other trademarks and trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

Our Patents and Proprietary Rights

The material issued in the U.S. patents we own or have in‑licensed, and the marketed products they cover, are as follows:

Product	U.S. Patent Nos. (Exp. Dates)
NUCYNTA® ER (1)	8,536,130 (September 22, 2028)(2)(3)
7,994,364 (June 27, 2025)(2)(3)
RE39593 (August 5, 2022)(2)(3)
NUCYNTA® (1)	7,994,364 (June 27, 2025)(2)
RE39593 (August 5, 2022)(2)
Gralise® (4)	7,438,927 (February 26, 2024)
7,731,989 (October 25, 2022)
8,192,756 (October 25, 2022)
8,252,332 (October 25, 2022)
8,333,992 (October 25, 2022)
6,723,340 (October 25, 2021)
6,488,962 (June 20, 2020)
Zipsor® (5)	7,662,858 (February 24, 2029)
7,884,095 (February 24, 2029)
7,939,518 (February 24, 2029)
8,110,606 (February 24, 2029)
8,623,920 (February 24, 2029)
6,287,594 (January 15, 2019)
9,561,200 (February 24, 2029)
CAMBIA® (6)	7,759,394 (June 16, 2026)(2)
8,097,651 (June 16, 2026)(2)
8,927,604 (June 16, 2026) (2)
9,827,197 (June 16, 2026)

(1) Effective as of February 13, 2020, we divested the NUCYNTA patents to Collegium.
(2) Subject to six‑month pediatric patent term extension beyond scheduled expiration date.
(3) Patent rights were exclusively in‑licensed by us until transferred to Collegium on February 13, 2020.
(4) Effective as of January 10, 2020, we divested the Gralise patents to Alvogen.
(5) Certain parties who have entered into settlement agreements with us will be able to market generic versions of Zipsor starting in 2022.
(6) Certain parties who have entered into settlement agreements with us will be able to market generic versions of CAMBIA starting in 2023.

Our success will depend in part on our ability to obtain and maintain patent protection for our products and technologies. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology. In addition to those patents noted on the above table, we have one patent application pending in the U.S. Our pending patent application may lack priority over other applications or may not result in the issuance of a patent. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know how. These confidentiality agreements may not be effective in certain cases. In addition, our trade secrets may otherwise become known or be independently developed by competitors. For further information regarding risks associated with the protection of our intellectual property rights, please also refer to “Item 1A. “Risk Factors - We are not always able to protect our intellectual property and are subject to risks from liability for infringing the intellectual property of others.” For information regarding currently pending litigation related to intellectual property matters, please also refer to “Item 8. Financial Statements and Supplementary Data - Note 11. Commitments and Contingencies.”

Competition

General We believe that we compete favorably in our markets on the basis of the safety and efficacy of our products. However, competition in pharmaceutical products is intense, and we expect competition to increase through both branded and generic competitors. There may be other companies developing products competitive with ours of which we are unaware.

Many of our principal competitors may have greater financial, sales, marketing, personnel and research and development resources than we do. Competing products developed in the future may prove superior to our products, either generally or in particular market segments. These developments could make our products noncompetitive or obsolete.

Gralise Gabapentin is currently sold by Pfizer Inc. (Pfizer) as Neurontin® and by several generic manufacturers for adjunctive therapy for partial onset seizures and for the management of PHN. In addition, Pfizer’s product Lyrica® (pregabalin) has been approved for marketing in the U.S. for the management of PHN, neuropathic pain associated with DPN (diabetic peripheral neuropathy), neuropathic pain associated with spinal cord injury, fibromyalgia, and adjunctive therapy in partial onset seizures. In January 2018, Pfizer began to sell Lyrica® CR, a controlled release formulation of Lyrica for neuropathic pain associated with DPN and for PHN. Gralise competes against these products and other neuropathic pain treatments, such as anti-depressants, anti-convulsants, local anesthetics used as regional nerve blockers, anti-arrhythmics and opioids. Arbor Pharmaceutical, LLC’s Horizant™ (gabapentin enacarbil extended-release tablets) product, a prodrug of gabapentin, is also marketed for the management of PHN in the U.S. as well as for Restless Leg Syndrome. Effective as of January 10, 2020, we divested our rights, title and interest in and to Gralise to Alvogen.

CAMBIA Diclofenac potassium, the active pharmaceutical ingredient in CAMBIA, is an NSAID approved in the U.S. for the acute treatment of migraine in adults. CAMBIA competes with a number of triptans which are used to treat acute migraine and certain other headaches. Currently, seven triptans are available generically and sold in the U.S. (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan and zolmitriptan). Branded competitors include Zomig® Nasal Spray, Onzetra®, Xsail®, Sumavel®, Zembrace® SymTouch® and Treximet®, which is a fixed dose combination product containing sumatriptan and naproxen. There are other products prescribed for or under development for the treatment or prevention of migraines that are now or may become competitive with CAMBIA, including calcitonin gene-related peptide (CGRP) inhibitor products (CGRP brands include Aimovig, Ajovy and Emgality).

Zipsor Diclofenac potassium, the active pharmaceutical ingredient in Zipsor, is an NSAID that is approved in the U.S. for relief of mild to moderate acute pain. Both branded and generic versions of diclofenac are marketed in the U.S. Zipsor competes against other drugs that are widely used to treat mild to moderate acute pain. In addition, a number of other companies are developing NSAIDs in a variety of dosage forms for the treatment of mild to moderate pain and related indications. Other drugs are in clinical development to treat acute pain.

NUCYNTA ER (tapentadol extended release tablets) NUCYNTA ER competes against other long‑acting opioid medications. Those include, among others: OxyContin® (oxycodone hydrochloride extended‑release tablets); Butrans® (buprenorphine); Belbuca™ (buprenorphine buccal film); Hysingla® ER (hydrocodone bitartrate); Xtampza® ER (oxycodone); Zohydro® ER (hydrocodone bitartrate); Embeda® (morphine sulfate and naltrexone hcl); Arymo® ER (morphine sulfate); MorphaBond™ ER (morphine sulfate); and numerous generically available long‑acting opioids. New products continue to be developed and approved, such as Pfizer’s Troxyca, Teva’s Vantrela and Daiichi-Sankyo’s RoxyBond. Effective as of February 13, 2020, we divested our rights, title and interest in and to our NUCYNTA franchise to Collegium.

NUCYNTA (tapentadol) NUCYNTA (tapentadol) competes primarily against other short‑acting opioids. There are numerous such medicines, including, among others: Oxaydo® (oxycodone hydrochloride (hcl)); generic oxycodone hcl; generic oxycodone acetaminophen; generic oxymorphone; generic hydrocodone acetaminophen; generic hydromorphone; generic morphine; generic tramadol hcl and generic tramadol acetaminophen. New short-acting opioids continue to be developed and approved. Effective as of February 13, 2020, we divested our rights, title and interest in and to our NUCYNTA franchise to Collegium.

Government Regulation

In the U.S., pharmaceuticals are subject to regulation by federal and state authorities, including the FDA. The Federal Food, Drug and Cosmetic Act (FDCA) governs the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, and marketing of pharmaceutical products. Failure to comply with applicable regulatory requirements can, among other things, result in delays, injunctions, product seizure or detention, product recalls, total or partial suspension of production and civil suits. The FDA may revoke approved applications or deny approval of pending new drug applications, premarket approval applications or supplements to approved applications.

Preclinical and Clinical Studies

Governmental approval is required of all potential pharmaceutical products prior to the commercial use of those products. The regulatory process takes several years and requires substantial funds.

In the work related to the development or marketing of new pharmaceutical products, the FDA may require pre-clinical tests that include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess potential efficacy and safety of the product. If preclinical testing is required, we must submit the results of the studies, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an Investigational New Drug Application (IND), which must become effective before beginning clinical testing in humans.

Some of the products we have developed have been submitted for approval under Section 505(b)(2) of the FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch‑Waxman Act. Section 505(b)(2) permits the submission of a new drug application (NDA) where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with Current Good Clinical Practice (cGCP), which includes the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol intended to study an investigational new drug formulation must be submitted to the FDA as part of the IND. Additionally, an independent Institutional Review Board (IRB) at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences.

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

The FDA closely monitors the progress of each phase of clinical testing. The FDA may, at its discretion, re‑evaluate, alter, suspend or terminate testing based upon the data accumulated and the FDA’s assessment of the risk/benefit ratio to patients. The FDA may require additional clinical trials after approvals, known as Phase 4 trials.

Marketing Approval

FDA approval of an NDA is required before a product may be marketed in the U.S. Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA requesting approval to market the product for one or more indications. If the FDA determines that the application is not sufficiently complete to permit substantive review, it may request additional information and decline to accept the application for filing until the information is provided. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. During the review process, the FDA also reviews the drug’s product labeling to ensure that appropriate information is communicated to healthcare professionals and consumers.

As part of an application, the FDA may require submission of a Risk Evaluation and Mitigation Strategy (REMS) plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. In addition, under the Pediatric Research Equity Act of 2003 (PREA), certain NDAs or supplements to an NDA must contain adequate data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or partial or full waivers from the pediatric data requirements.

Before an NDA is approved, the FDA generally inspects one or more clinical sites and facilities at which the drug is manufactured to ensure they are in compliance with the FDA’s cGCPs and Current Good Manufacturing Practices (cGMP),

respectively. If the FDA determines the application, data or manufacturing facilities are not acceptable, the FDA may note the deficiencies in the submission and request additional testing or information.

After evaluating the NDA, including all related information and clinical and manufacturing inspection reports, the FDA may issue an approval letter, or, in some cases, a complete response letter (CRL). A CRL generally contains a statement of specific conditions that must be met in order to obtain final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

The testing and approval process for an NDA requires substantial time, effort and financial resources. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval of an NDA on a timely basis, or at all.

If approved, the FDA may still limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-marketing or Phase 4 clinical studies be conducted, require surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The results of post-marketing studies may cause the FDA to prevent or limit further marketing of a product. After approval, certain changes to the approved product, such as manufacturing changes, new labeling claim and new indications, are subject to additional requirements and FDA review and approval.

Foreign regulatory approval of a product must also be obtained prior to marketing a product internationally. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval and the time required for approval may delay or prevent marketing in certain countries.

Manufacturing Requirements

We, our suppliers, contract manufacturers and other entities involved in the manufacturing and distribution of approved drugs are required to comply with certain post-approval requirements and are subject to periodic unannounced inspections by the FDA and state agencies to assess compliance with cGMP requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Failure to achieve or maintain cGMP standards for our products would adversely impact their marketability.

We use third-party manufacturers to produce our products in clinical and commercial quantities, and we cannot be certain that future FDA inspections will not identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. Additionally, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

Reimbursement

Sales of pharmaceutical products in the U.S. depend in significant part on the extent of coverage and reimbursement from government programs, including Medicare and Medicaid, as well as other third-party payers. Third-party payers are undertaking significant efforts to control the cost of pharmaceutical products, including by implementing cost containment measures to control, restrict access to or influence the purchase of drugs and other health care products and services.

Government programs may regulate reimbursement, pricing, and coverage of products in order to control costs or to affect levels of use of certain products. Private health insurance plans may exclude or restrict coverage of some products, such as by using payer formularies under which only selected drugs are covered, variable co‑payments that make drugs that are not preferred by the payer more expensive for patients, and utilization management controls, such as requirements for prior authorization or prior failure on another type of treatment.

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

Federal statutes that apply to us include the federal Anti‑Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration in exchange for or to generate business, including the purchase or prescription of a drug, that is reimbursable by a federal healthcare program such as Medicare and Medicaid, and the Federal False Claims Act (FCA), which generally prohibits knowingly and willingly presenting, or causing to be presented, for payment to the federal government any false, fraudulent or medically unnecessary claims for reimbursed drugs or services. Government enforcement agencies and private whistleblowers have asserted liability under the FCA for claims submitted involving inadequate care, kickbacks, improper promotion of off‑label uses and misreporting of drug prices to federal agencies.

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

Federal and state authorities have increased enforcement of fraud and abuse laws within the pharmaceutical industry, and private individuals have been active in alleging violations of the law and bringing suits on behalf of the government under the FCA and under state and local laws. These laws are broad in scope and there may not be regulations, guidance or court decisions that definitively interpret these laws and apply them to particular industry practices. In addition, these laws and their interpretations are subject to change.

Controlled Substances

Tapentadol (Federal and State). The U.S. Drug Enforcement Administration (DEA) is the federal agency responsible for domestic enforcement of the Controlled Substances Act of 1970 (CSA). The DEA regulates controlled substances as Schedule I, II, III, IV and V substances. Schedule I substances by definition have high potential for abuse, no currently accepted medical use in the U.S and lack accepted safety for use under medical supervision and may not be marketed or sold in the U.S. Except for research and industrial purposes, a pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Tapentadol, the active ingredient in NUCYNTA and NUCYNTA ER, is listed by the DEA as a Schedule II substance under the CSA. Consequently, its manufacture, shipment, storage, sale and use are subject to a high degree of regulation.

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

The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. The DEA may also require drug manufactures to submit applications for individual production quotas on a rolling basis.

Individual states also regulate controlled substances, and we, as well as our third-party active pharmaceutical ingredient suppliers and manufacturers, are subject to such regulation by several states with respect to the manufacture and distribution of these products. Effective as of February 13, 2020, we divested our rights, title and interest in and to our NUCYNTA franchise to Collegium.

Gabapentin (State). There has been recent regulatory attention focused on gabapentin as a result of abuse potential. Although gabapentin is neither an opioid nor classified as a controlled substance by the DEA, as a result of the perceived risks relating to opioid abuse, several states (Alabama, Indiana, Kentucky, Michigan, North Dakota, Tennessee, Virginia and West Virginia) have scheduled gabapentin as a Schedule V substance. As a result, we, as well as our third-party active pharmaceutical ingredient suppliers and manufacturers, are subject to regulation by these states with respect to the manufacture and distribution of Gralise (gabapentin). Effective as of January 10, 2020, we divested our rights, title and interest in and to Gralise to Alvogen.

Prescription Limitations

Many states, including the Commonwealths of Massachusetts, and Virginia and the States of New York, Ohio, Arizona, Maine, New Hampshire, Vermont, Rhode Island, Colorado, Wisconsin, Alabama, South Carolina, Washington and New Jersey, have either recently enacted, intend to enact or have pending legislation or regulations designed to, among other things, limit the duration and quantity of initial prescriptions of the immediate-release form of opiates (such as NUCYNTA), mandate the use by prescribers of prescription drug databases and mandate prescriber education. These and other state and local laws applicable to the pharmaceutical industry may affect our business and operations as well as those of our commercialization and development partners.

Other U.S. Healthcare Laws

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), contains provisions that have impacted or could potentially impact our business, including (a) an increase in the minimum Medicaid rebate to states participating in the Medicaid program on branded prescription drugs; (b) the extension of the Medicaid rebate to managed care organizations that dispense drugs to Medicaid beneficiaries; and (c) the expansion of the 340B Public Health Service Act drug pricing program (340B Program), which provides outpatient drugs at reduced rates, to include certain children’s hospitals, free standing cancer hospitals, critical access hospitals and rural referral centers.

Additionally, the federal Physician Payments Sunshine Act (the Sunshine Act) provisions, enacted in 2010 as part of the ACA, require pharmaceutical manufacturers, among others, to disclose annually to the federal government (for re‑disclosure to the public) certain payments made to physicians and certain other healthcare practitioners or teaching hospitals. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures and impose penalties for failures to disclose. Many of these laws and regulations contain ambiguous requirements. As a result of the ambiguity in certain of these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

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

For additional information and risks regarding the above-described government regulations, please also refer to “Item 1A. Risk Factors.”

Employees

We have approximately 125 full‑time employees as of January 31, 2020. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our retained employees are good.

The Company recognizes that our industry is specialized and dynamic, and a significant aspect of our success is our continued ability to execute our human capital strategy of attracting, engaging, developing and retaining highly skilled talent. There is fierce competition for highly skilled talent, and we offer a robust set of benefits, career-enhancing learning experiences and initiatives aligned with our mission, vision, and values. We offer competitive compensation for our employees and strongly embrace pay for performance.

Our Employee Handbook and Code of Business Conduct and Ethics clearly outlines our unwavering commitment to diversity and inclusion, where all employees are welcomed in an environment designed to make them feel comfortable, respected, and accepted regardless of their age, race, national origin, gender, religion, disability or sexual orientation. We have a set of policies explicitly setting forth our expectations for nondiscrimination and a harassment-free work environment. We are also a proud equal opportunity employer and cultivate a highly collaborative and entrepreneurial culture.

ITEM 1A.  RISK FACTORS

In addition to other information in this report, please consider the following discussion of factors that makes an investment in our securities risky. The risks or uncertainties described in this Form 10‑K can materially and adversely affect our business, results of operations or financial condition. The risks and uncertainties described below have been grouped under general risk categories, one or more of which categories may be applicable to the risk factors described. The risks and uncertainties described in this Form 10‑K are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that can harm our business, results of operations and financial condition.

Risks Related to Commercial, Regulatory and Other Business Matters

Our success is dependent on our executive management team’s ability to successfully pursue business development, strategic partnerships and investment opportunities to build and grow for the future.

In 2017, the Company announced that it was in the process of transforming into a leading diversified, specialty pharmaceutical company with a goal of rapidly de-leveraging its balance sheet, growing its core business and opportunistically building for the future via business development. Since then, we have completed a number of transactions to advance toward achieving our stated goals, including the entry into a Commercialization Agreement with Collegium for our NUCYNTA franchise, the divestiture of Gralise to Alvogen, the divestiture of our remaining rights in the NUCYNTA franchise to Collegium, the repayment in full of our Senior Notes and the repurchase of approximately $188.0 million aggregate principal amount of outstanding convertible notes. As a result of the transformation from these transactions, we have positioned the Company to actively pursue business development, strategic partnerships, and investment opportunities to build and grow for the future.

If our executive management team is not able, in a timely manner, to develop, implement and execute successful business strategies and plans to maintain and increase our product revenues following the execution of the transactions above, our business, financial condition and results of operations will be materially and adversely affected, and the existing business may be required to take steps to reduce its costs at some point in time. While our Chief Executive Officer and other executive officers have significant industry-related experience, it may take time to develop, implement and execute our business strategies and plans. Any delay in the execution of our business plans by our executive management team, or any future changes to such management team, could affect our ability to develop, implement and execute our business strategies and plans, which could have a material adverse effect on our business, financial condition and results of operations.

Further, our future business strategies and plans may differ materially, or may continue to evolve, from those we previously pursued. If our business strategies and plans, or our efforts to realize future operational efficiencies, cause disruption in our business or operations or do not achieve the level of success or results we anticipate, our business, financial condition and results of operations will be materially and adversely affected.

If we do not successfully commercialize CAMBIA and Zipsor, or Alvogen does not successfully commercialize Gralise, our business, financial condition and results of operations will be materially and adversely affected.

In October 2011, we began commercial sales of Gralise®. Effective as of January 10, 2020, we divested our rights, title and interest in and to Gralise to Alvogen. Under the terms of the agreement, Alvogen will pay us 75% of its first $70.0 million of Gralise net sales after the closing. In June 2012, we acquired Zipsor and began commercial promotion of Zipsor in July 2012. In December 2013, we acquired CAMBIA and began commercial promotion of CAMBIA in February 2014. In addition to the risks discussed elsewhere in this section, our ability to successfully commercialize and generate revenues from CAMBIA and Zipsor, and Alvogen’s ability to successfully commercialize and generate revenues from Gralise, depends on a number of factors, including, but not limited to, our and Alvogen’s ability to:

•	develop and execute our sales and marketing strategies for our products and Gralise;

•	achieve, maintain and grow market acceptance of, and demand for, our products and Gralise;

•	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payers;

•
maintain, manage or scale the necessary sales, marketing, manufacturing, managed markets and other capabilities and infrastructure that are required to successfully integrate and commercialize our products and Gralise;

•	obtain adequate supply of our products and Gralise;

•	maintain and extend intellectual property protection for our products and Gralise; and

•	comply with applicable legal and regulatory requirements.

If we and Alvogen are unable to successfully achieve or perform these functions, we will not be able to maintain or increase our revenues and our business, financial condition and results of operations will be materially and adversely affected.

We depend on one qualified supplier for the active pharmaceutical ingredient in each of our products, and we depend on third parties that are single source suppliers to manufacture our products. Insufficient availability of our products or the active pharmaceutical ingredients and other raw materials necessary to manufacture our products, or the inability of our suppliers to manufacture and supply our products, will adversely impact our sales upon depletion of the active ingredient and product inventories.

We have one qualified supplier for the active pharmaceutical ingredient in each of CAMBIA and Zipsor. Catalent Ontario Limited (Catalent), which is located in Ontario, Canada, is our sole supplier for Zipsor pursuant to a manufacturing agreement we entered into with Catalent effective June 30, 2018. MiPharm, S.p.A, which is located in Milan, Italy, is our sole supplier for CAMBIA pursuant to a manufacturing and supply agreement that we assumed in connection with our acquisition of CAMBIA in December 2013. We do not have, and we do not intend to establish in the foreseeable future, internal commercial-scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for commercialization and clinical trials. Our dependence on third parties for the manufacture of our products and our product candidates may adversely affect our ability to obtain such products on a timely or competitive basis, if at all. Any stock out, quality concern or failure to obtain sufficient supplies of CAMBIA or Zipsor, or the necessary active pharmaceutical ingredients, excipients or components, from our suppliers would adversely affect our business, results of operations and financial condition.

The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We, our third-party manufacturers and our suppliers are subject to numerous regulations, including current FDA regulations governing manufacturing processes, stability testing, record keeping, product serialization and quality standards. Similar regulations are in effect in other countries. Our third-party manufacturers and suppliers are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any third-party manufacturer or supplier fails to perform as required or fails to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver adequate supplies of our products to our customers on a timely basis, or to continue our clinical trials, could be adversely affected. The manufacturing processes of our third-party manufacturers and suppliers may also be found to violate the proprietary rights of others. To the extent these risks materialize and adversely affect such third-party manufacturers’ and/or suppliers’ performance obligations to us, and we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers or suppliers, our business, results of operation and financial condition could be adversely affected.

Our commercialization, collaborative and other arrangements may give rise to disputes over commercial terms, contract interpretation and ownership or protection of our intellectual property and may adversely affect the commercial success of our products.

We currently have collaboration or license arrangements with a number of companies, including Ironwood Pharmaceuticals, Inc., Nuvo Pharmaceuticals, Inc. and PDL BioPharma, Inc. In addition, we have in the past and may in the future enter into other commercialization or collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements. We may not execute definitive agreements formalizing these arrangements.

Commercialization and collaborative relationships are generally complex and can give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of such arrangements may also limit or preclude us from commercializing products or technologies developed pursuant to such collaborations. Additionally, the commercialization or collaborative partners under these arrangements might breach the terms of their respective agreements or fail to maintain, protect or prevent infringement of the licensed patents or our other intellectual property rights by third parties. Moreover, negotiating commercialization and collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs. Any failure by our commercialization or collaborative partners to abide by the terms of their respective agreements with us (including their failure to accurately calculate, report or pay any royalties payable to either us or a third party or their failure to repay, in full or in part, either any outstanding receivables or any other amounts for which we are entitled to reimbursement) may adversely affect our results of operations.

We are not always able to enter into commercialization or collaborative arrangements on acceptable terms, which can harm our ability to develop and commercialize our current and potential future products and technologies. Other factors relating to collaborations that may adversely affect the commercial success of our products include:

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

In addition, contract disputes with customers or other third parties may arise from time to time. Our commercialization or collaborative partners, or customers or other third parties, may also terminate their relationships with us or otherwise decide not to proceed with the development, commercialization or purchase of our products.
We and our commercial partners may be unable to compete successfully in the pharmaceutical industry.

Competition in the pharmaceutical industry is intense and we expect competition to increase. Competing products currently under development or developed in the future may prove superior to our products and may achieve greater commercial acceptance. Most of our principal competitors have substantially greater financial, sales, marketing, personnel and research and development resources than we and our commercial partners do.

Branded gabapentin is currently sold by Pfizer as Neurontin for adjunctive therapy for partial onset epileptic seizures and for the management of PHN. Pfizer’s basic U.S. patents relating to Neurontin have expired, and numerous companies have received approval to market generic versions of the immediate-release product. In addition to receiving approval for marketing to treat neuropathic pain associated with DPN, Lyrica (pregabalin) has also been approved for marketing in the U.S. for the treatment of post-herpetic pain, fibromyalgia, adjunctive therapy for partial onset epileptic seizures and nerve pain associated with spinal cord injury and has captured a significant portion of the market. Moreover, Pfizer’s patents relating to Lyrica have expired, and generic versions of Lyrica (pregabalin) launched in July 2019. In January 2018, Pfizer began to sell Lyrica CR (pregabalin extended-release tablets), a once-daily treatment for the management of DPN and PHN. Arbor Pharmaceuticals, LLC’s Horizant (gabapentin enacarbil extended-release tablets) is approved for the management of PHN and Restless Leg Syndrome. There are other products prescribed for or under development for PHN which are now or may become competitive with Gralise.

An alternate formulation of diclofenac is the active ingredient in CAMBIA that is approved in the U.S. for the acute treatment of migraines in adults. CAMBIA competes with a number of triptans that are used to treat migraines and certain other headaches. Currently, eight triptans are available generically and sold in the U.S. (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan, sumatriptan-naproxen and zolmitriptan). Branded competitors include Zomig Nasal Spray, Onzetra, Xsail, Sumavel, Zembrace SymTouch and Treximet, which is a fixed-dose combination product containing sumatriptan and naproxen. There are other products prescribed for or under development for the treatment or prevention of migraines that are now or may become competitive with CAMBIA, including CGRP inhibitor products.

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

Third-party payers frequently require pharmaceutical companies to negotiate agreements that provide discounts or rebates from list prices and that protect the payers from price increases above a specified annual limit. We and our commercialization partners have agreed to provide such discounts and rebates to certain third-party payers. We expect increasing pressure to offer larger discounts and rebates or discounts and rebates to a greater number of third-party payers to maintain acceptable reimbursement levels for and access to our products for patients at co-pay levels that are reasonable and customary. Consolidation among large third-party payers may increase their leverage in negotiations with pharmaceutical companies. If we or our commercialization partners are forced to provide additional discounts and rebates to third-party payers to maintain acceptable access to our products for patients, our results of operations and financial condition could be adversely affected. If third-party payers do not accurately and timely report the eligibility and utilization of our products under their plans, our reserves for rebates or other amounts payable to third-party payers may be lower than the amount we are invoiced and we may be required to dispute the amount payable, which would adversely affect our business, financial condition and results of operations. For example, we have had, and continue to have, disputes with managed care providers over rebates related to our products. Even when rebate claims made by such managed care providers are without merit, we may be forced to pay such disputed amounts to the extent our failure to do so could otherwise adversely impact our business, such as our ability to maintain a favorable position on such provider’s formulary. In addition, if competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations. The process for determining whether a third-party payer will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that such third-party payer will pay for the product once coverage is approved. Third-party payers may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, including one or more of our products. Any third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursement of, our products, including by reducing, limiting or denying reimbursement for new products or excluding products that were previously eligible for reimbursement, would limit the market acceptance and commercial prospects of our products and harm our business, financial condition and results of operations. In addition, any third-party payer decision to impose restrictions, limitations or conditions on prescribing or reimbursement of our products, including on the dosing or duration of prescriptions for our products, would harm our business, financial condition and results of operations.

There have been, and there will continue to be, legislative, regulatory and third-party payer proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the Patient Protection and Affordable Care Act (ACA) and the Health Care and Education Reconciliation Act, intended to curb rising healthcare costs. These cost-containment measures may include: controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payers to make coverage and payment decisions. In California, voters rejected Proposition 61 in November 2016, a ballot initiative that would have prohibited the state from buying prescription drugs from a drug manufacturer at a price over the lowest price paid for such drug by U.S. Department of Veterans Affairs. Although Proposition 61 was defeated, these and other cost-containment or price-control measures, if adopted at the federal or state level, could significantly decrease the price that we or our commercialization partners receive for our products and any product that we may develop or acquire, which would harm our business, financial condition and results of operations.

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

The FDCA requires an applicant for a drug that relies, at least in part, on the patent of one of our branded drugs to notify us of its application and potential infringement of our patent rights. Upon receipt of this notice, we would have 45 days to bring a patent infringement suit in federal district court against the company seeking approval of a product covered by one of our patents. The discovery, trial and appeals process in such suits can take several years. The filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA’s ability to approve the competitor’s application. Such litigation is often time-consuming and quite costly and may result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe such patents. If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs.

Any introduction of one or more products generic to Gralise, CAMBIA, or Zipsor, whether as a result of an ANDA or otherwise, would harm our business, financial condition and results of operations. The filing of the ANDAs described above, or any other ANDA or similar application in respect to any of our products, could have an adverse impact on our stock price. Moreover, if the patents covering our products are not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, financial condition and results of operations.

Business interruptions can limit our ability to operate our business and adversely impact the success of our commercialization partners.

Our operations and infrastructure, and those of our partners, third-party suppliers, manufacturers and vendors are vulnerable to damage or interruption from cyber-attacks and security breaches, human error, natural disasters, fire, flood, the effects of climate change, actual or threatened public health crises, power loss, telecommunications failures, equipment failures, intentional acts of theft, vandalism, terrorism, public health crises and similar events. We have not established a formal disaster recovery plan, and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

Data breaches and cyber-attacks can compromise our intellectual property or other sensitive information and cause significant damage to our business.

In the ordinary course of our business, we collect, maintain and transmit sensitive data on our computer networks and information technology systems, including our intellectual property and proprietary or confidential business information. The secure maintenance of this information is critical to our business. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motives (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted to target our information systems. Cyber-attacks are becoming increasingly more prevalent and much harder to detect and defend against. Our network and storage applications and those of our third-party vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.

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

Risks Related to Product Development

The development of drug candidates is inherently difficult and uncertain, and we cannot be certain that any of our product candidates or those of our collaborative partners will be approved for marketing or, if approved, will achieve market acceptance.

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

Product candidates are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. The FDA or other applicable regulatory agencies may determine that our data is not sufficiently compelling to warrant marketing approval and require us to engage in additional clinical trials or provide further analysis, which may be costly and time-consuming. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in preclinical studies or earlier clinical trials. If our current or future product candidates fail at any stage of development, they will not receive regulatory approval, we will not be able to commercialize them and we will not receive any return on our investment in those product candidates.

Other factors could delay or result in the termination of our or our collaborative partner’s current and future clinical trials and related development programs, including:

•	negative or inconclusive results;

•	patient enrollment rates;

•	patient noncompliance with the protocol;

•	adverse medical events or side effects among patients during the clinical trials;

•	any findings resulting from FDA inspections of clinical operations;

•	failure to meet FDA preferred or recommended clinical trial design, end points or statistical power;

•	failure to comply with good clinical practices;

•	failure of third-party clinical trial vendors to comply with applicable regulatory laws and regulations;

•	compliance with applicable laws and regulations;

•	inability of third-party clinical trial vendors to satisfactorily perform their contractual obligations, comply with applicable laws and regulations or meet deadlines;

•	delays or failures in obtaining clinical materials or manufacturing sufficient quantities of the product candidate for use in clinical trials;

•	delays or failures in recruiting qualified patients to participate in clinical trials; and

•	actual or perceived lack of efficacy or safety of the product candidate.

We are unable to predict whether any product candidates will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frame for commercializing a product is long and uncertain. Even if product candidates receive regulatory clearance, these products may not achieve or maintain market acceptance. If it is discovered that our or our collaborators’ products or technologies have potential adverse effects or other characteristics that indicate they may be ineffective as therapeutics, our product development efforts and our business could be significantly harmed.

Even assuming our or our collaborative partners’ products obtain regulatory approval, successful commercialization requires:

•	market acceptance;

•	a cost-effective commercial-scale production; and

•	reimbursement under private or governmental health plans.

Any material delay or failure in the governmental approval process, the successful production of commercial product or the successful commercialization of our approved product candidates, or those of our collaborative partners, could adversely impact our business, financial condition and results of operations.

We and our collaborative partners customarily depend on third-party contract research organizations, clinical investigators and clinical sites to conduct clinical trials with regard to product candidates, and if they do not perform their regulatory, legal and contractual obligations, or successfully enroll patients in and manage our clinical trials, we and our collaborative partners may not be able to obtain regulatory approvals for product candidates.

We and our collaborative partners customarily rely on third-party contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise conducting clinical trials. We and our collaborative partners do not control these third parties and, as a result, we and our collaborative partners may be unable to control the amount and timing of resources that they devote to our or our collaborative partners’ clinical trials.

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

Failure to obtain or maintain regulatory approval for our products, our raw materials or product candidates, will limit our ability to commercialize our products, and our business will suffer.

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

The products we and our collaborative partners develop or acquire generally are or will be submitted for approval under Section 505(b)(2) of the FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For instance, the NDA for Cambia relies on the FDA’s prior approval of Cataflam, the diclofenac initially approved by the FDA.

For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as “Paragraph IV certifications,” that certify any patents listed in the Orange Book publication in respect to any product referenced in the 505(b)(2) application are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) application. Under the Hatch-Waxman Act, the holder of the NDA which the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA’s ability to approve the 505(b)

(2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or only some of the indications sought by us. If the FDA disagrees with the use of the Section 505(b)(2) regulatory pathway for product candidates, we would need to reconsider our plans and might not be able to obtain approval for product candidates in a timely or cost-efficient manner, or at all. The FDA may also reject our future Section 505(b)(2) submissions and may require us to file such submissions under Section 501(b)(1) of the FDCA, which could be considerably more expensive and time-consuming.

Risks Related to Our Industry
We are subject to risks from changes in laws and regulations applicable to, and increased scrutiny and investigations of, the pharmaceutical industry, including the opioid market, which can adversely affect our business, financial condition and results of operations.
The manufacture, marketing, sale, promotion, and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to, and increased scrutiny and investigations of, the pharmaceutical industry, including the opioid market, could adversely affect our business and our ability to commercialize CAMBIA and Zipsor as well as Alvogen’s ability to commercialize Gralise, thereby adversely affecting our financial condition and results of operations.

In addition, various federal and state governmental entities, including the U.S. Department of Justice (DOJ) and a number of state attorneys general, have launched investigations into the marketing and sales practices of pharmaceutical companies that market or have marketed opioid and non-opioid pain medications, including us. For instance, we have received subpoenas or civil investigative demands from the DOJ, several state attorneys general, the New York Department of Financial Services and other state regulators seeking documentation and information in connection with our historical sales and marketing of opioid products. We also received a subpoena from the State of California Department of Insurance (CDI) seeking information relating to our historical sales and marketing of Gralise. There has been recent regulatory attention focused on gabapentin as a result of a perceived risk of the compound being used as a potentiator for opioid abuse. Although gabapentin is neither an opioid nor classified as a controlled substance by the DEA, as a result of the perceived risks relating to substance abuse, several states have scheduled gabapentin as a controlled substance. We have also received notice from the FDA that it has requested that all companies that hold an NDA for gabapentanoids conduct two clinical trials to assess gabapentin’s abuse liability. One clinical trial is intended to address the abuse potential of gabapentin alone. The other clinical trial is intended to evaluate gabapentin’s abuse potential when taken in combination with an opioid drug. Depending on the results of these studies, additional safety labeling, the implementation of a REMS protocol and/or scheduling of gabapentanoids, as a class or by formulation type, could be mandated by the FDA which, in turn, could result in increased expenses or have a material adverse impact on either the commercial prospects of our products or our ability or our partners’ ability to commercialize our products. Continued changes in regulations and legislation applicable to gabapentin could have a material adverse impact on the commercial prospects of Gralise which could, in turn, have a material adverse effect on Alvogen’s sales and our business, financial condition and results of operations.

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

The foregoing and other similar initiatives and actions, whether taken by governmental authorities or other industry stakeholders, may result in the reduced availability, prescribing, sales and use of our products, which could adversely affect our ability to commercialize CAMBIA and Zipsor, as well as Alvogen’s ability to commercialize Gralise, thereby adversely affecting our business, financial condition and results of operations.

Pharmaceutical marketing is subject to substantial regulation in the U.S. and any failure by us or our commercial and collaborative partners to comply with applicable statutes or regulations can adversely affect our business.

All marketing activities of Alvogen associated with Gralise, and our current marketing activities associated with CAMBIA and Zipsor, as well as marketing activities related to any other products that we may acquire, or for which we or our collaborative partners obtain regulatory approval, are and will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under these laws, in recent years, the federal government has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payer.

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
Companies may not promote drugs for “off-label” use—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the U.S. Department of Health and Human Services (OIG), the FDA, and the DOJ all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing clearance has not been obtained. If any of the investigations of the DOJ, the attorneys general identified above, and the CDI, as well as the actions filed by states and municipalities against us, result in a finding that we engaged in wrongdoing, including sales and marketing practices for our current and future products that violate applicable laws and regulations, we would be subject to significant liabilities. Such liabilities would harm our business, financial condition and results of operations as well as divert management’s attention from our business operations and damage our reputation. For additional information regarding potential liability, see also “ - Governmental investigations and inquiries, regulatory actions and lawsuits brought against us by government agencies and private parties with respect to our historical commercialization of opioids can adversely affect our business, financial condition and results of operations.”

Healthcare reform can increase our expenses and adversely affect the commercial success of our products.

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

Risks Related to the Historical Commercialization of Opioids
Governmental investigations and inquiries, regulatory actions and lawsuits brought against us by government agencies and private parties with respect to our historical commercialization of opioids can adversely affect our business, financial condition and results of operations.

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state and local regulatory and governmental agencies, as well as increased legal action brought by state and local governmental entities and private parties. For example, we are currently named as a defendant, along with numerous other manufacturers and distributors of opioid drugs, in multiple lawsuits alleging common-law and statutory causes of action for alleged misleading or otherwise improper marketing and promotion of opioid drugs. Such litigation and related matters are described in “Item 8. Financial Statements and Supplementary Data - Note 11. Commitments and Contingencies.”

In March 2017, we received a letter from Sen. Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information regarding our historical commercialization of opioid products. We voluntarily furnished information responsive to Sen. McCaskill’s request. We have also received subpoenas or civil investigative demands focused on historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various state attorneys general seeking documents and information regarding our historical sales and marketing of opioid products. In addition, the CDI has issued a subpoena to us seeking information relating to our historical sales and marketing of Lazanda. The CDI subpoena also seeks information on Gralise, a non-opioid product which we recently divested to Alvogen. We have also received subpoenas from the DOJ and the New York Department of Financial Services seeking documents and information regarding our historical sales and marketing of opioid products. We also from time to time receive and comply with subpoenas from governmental authorities related to investigations primarily focused on third parties, including healthcare practitioners. We are cooperating with the foregoing governmental investigations and inquiries. These matters are described in “Item 8. Financial Statements and Supplementary Data - Note 11. Commitments and Contingencies.”

These and other governmental investigations or inquiries, as well as lawsuits, in which we are and may become involved may result in additional claims and lawsuits being brought against us by governmental agencies or private parties. It is not possible at this time to predict either the outcome or the potential financial impact of the opioid-related lawsuits mentioned above or any governmental investigations or inquiries of us or any lawsuits or regulatory responses that may result from such investigations or inquiries or otherwise. It is also not possible at this time to predict the additional expenses related to such ongoing opioid-related litigation and investigations, which may be significant. The initiation of any additional investigation, inquiry or lawsuit relating to us, the costs and expenses associated therewith, or any assertion, claim or finding of wrongdoing by us, could:

•	adversely affect our business, financial condition and results of operations;

•	result in reputational harm and reduced market acceptance and demand for our products;

•	harm our ability and our commercial partners’ ability to market our products;

•	cause us to incur significant liabilities, costs and expenses; and

•	cause our senior management to be distracted from execution of our business strategy.

Furthermore, these pending investigations, inquiries and lawsuits could negatively affect our ability to raise capital and impair our ability to engage in strategic transactions.

We face risks relating to product liability losses and other litigation liability for which we may be unable to maintain or obtain adequate protection.

We are or may be involved in various legal proceedings, lawsuits and certain government inquiries and investigations, including with respect to, but not limited to, patent infringement, product liability, personal injury, antitrust matters, securities class action lawsuits, breach of contract, Medicare and Medicaid reimbursement claims, opioid-related matters, promotional practices and compliance with laws relating to the manufacture and sale of controlled substances. For example, we, along with other opioid manufacturers and, often, distributors, have been named in lawsuits related to the manufacturing, distribution, marketing and promotion of opioids. In addition, we have also received various subpoenas and requests for information related to the distribution, marketing and sale of our opioid products. Moreover, our primary product liability insurer has sought a declaratory judgment that opioid litigation claims noticed by us are not covered by our policies with such insurer. Such litigation and related matters are described in “Item 8. Financial Statements and Supplementary Data - Note 11. Commitments and Contingencies.” If any of these legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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

Our inability to obtain or maintain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products. Defending a lawsuit could be costly and significantly divert management’s attention from conducting our business. If third parties were to bring a successful product liability or other claims, or series of claims, against us for uninsured liabilities, or in excess of our insured liability limits, our business, results of operations and financial condition could be adversely affected.

Risks Related to Our Intellectual Property

We are not always able to protect our intellectual property and are subject to risks from liability for infringing the intellectual property of others.

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

From time to time, we may become aware of activities by third-parties that may infringe our patents. Infringement of our patents by others may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, we have previously been engaged in ANDA litigation involving NUCYNTA, NUCYNTA ER and NUCYNTA oral solution as well as Gralise and Zipsor. It is possible our issued or licensed patents may not be held valid by a court of competent jurisdiction or the Patent Trial and Appeal Board (PTAB). Whether or not the outcome of litigation or the PTAB proceeding is favorable to us, the litigation and the proceedings may take significant time, may be expensive and may divert management’s attention from other business concerns. We may also be required to participate in derivation proceedings or other post-grant proceedings declared by the U.S. Patent and Trademark Office (USPTO) for the purposes of, respectively, determining the priority of inventions in connection with our patent applications or determining validity of claims in our issued patents. Adverse determinations in litigation or proceedings at the USPTO could adversely affect our business, results of operations and financial condition and could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

Settlements to ANDA litigation can be challenged and have the potential to lead to significant damage awards.

In circumstances where we settle patent litigation claims asserted against generic drug companies, the terms of these settlements have the potential to generate new litigation. For example, we were recently named as a co-defendant in a putative class action brought by certain direct and indirect purchasers of Glumetza (metformin), which was previously the subject of ANDA patent litigation. The plaintiffs in this action allege that a term of the settlement agreement violated antitrust laws and thus subsequently led to higher prices for Glumetza. While we believe we have substantive defenses to this action, there can be no assurance that we will prevail in this action. To the extent that we or our co-defendants are found to have acted improperly, we could be jointly and severally liable for a significant damages award, which could potentially exceed our ability to pay. Entry into other patent litigation settlement agreements in the future subjects us to additional potential claims challenging these settlements under antitrust laws or other novel theories.

Risks Related to Our Financial Position

Our existing capital resources are not necessarily sufficient to fund our future operations or product acquisitions and strategic transactions that we may pursue.

We fund our operations primarily through revenues from product sales and do not have any committed sources of capital. To the extent that our existing capital resources and revenues from ongoing operations are insufficient to fund our future operations, or product acquisitions and strategic transactions that we may pursue, or our litigation-related costs, we will have to raise additional funds through the sale of our equity securities, through additional debt financing, from development and licensing arrangements or from the sale of assets. We may be unable to raise such additional capital on a timely basis and on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions.

Our failure to generate sufficient cash flow from our business to make payments on our debt would adversely affect our business, financial condition and results of operations.

We have incurred significant indebtedness under the convertible notes we issued in September 2014 and August 2019 (collectively, the Convertible Notes). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Convertible Notes and any additional debt obligations we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate sufficient cash flow or if our results of operations cause us to fail to comply with our financial covenants, we may be required to take one or more actions, including refinancing our debt, significantly reducing expenses, renegotiating our debt covenants, restructuring our debt, selling assets or obtaining additional capital, each of which may be on terms that may be onerous, highly dilutive or disruptive to our business. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on commercially reasonable or acceptable terms, which could result in a default on our obligations, including the Convertible Notes.

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

In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences to our business. For example, it could:

•	make it more difficult for us to meet our payment and other obligations under the Convertible Notes or our other indebtedness;

•	result in other events of default under our Convertible Notes or our other indebtedness, which events of default could result in all of our debt becoming immediately due and payable;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•
limit our ability to borrow additional amounts for working capital and other general corporate purposes, including funding possible acquisitions of, or investments in, new and complementary businesses, products and technologies, which is a key element of our corporate strategy;

•	subject us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates;

•
require the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, including working capital, clinical trials, research and development, business development activities, capital expenditures and other general corporate purposes;

•
prevent us from raising funds necessary to repurchase the Convertible Notes in the event we are required to do so following a “fundamental change,” as specified in the indentures governing the Convertible Notes, or to settle conversions of the Convertible Notes in cash;

•	result in dilution to our existing shareholders as a result of the conversion of the Convertible Notes into shares of common stock;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	put us at a disadvantage compared to our competitors who have less debt.

Any of these factors can adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

Acquisition of new and complementary businesses, products and technologies is a key element of our corporate strategy. Failure to successfully identify and acquire such businesses, products or technologies will limit our business growth and prospects.

An important element of our business strategy is to actively seek to acquire products or companies and to in-license or seek co-promotion rights to additional products. For example, in the past we have acquired NUCYNTA, NUCYNTA ER (both of which were subsequently divested to Collegium in February 2020), CAMBIA, and Zipsor, amongst other acquisitions. We cannot be certain that we will be able to successfully identify, pursue and complete any further acquisitions or whether we would be able to successfully integrate or develop any acquired business, product or technology or retain any key employees. If we are unable to enhance and broaden our product offerings, our business and prospects will be limited.
Strategic transactions that fail to achieve the anticipated results and synergies will cause our business to suffer.

We sometimes seek to engage in strategic transactions with third parties, such as product or company acquisitions, strategic partnerships, joint ventures, divestitures or business combinations. We may face significant competition in seeking potential strategic partners and transactions, and the negotiation process for acquiring any product or engaging in strategic transactions can be time-consuming and complex. Engaging in strategic transactions, such as our acquisition in 2015 of the rights to NUCYNTA and NUCYNTA ER, our completion in 2018 of the commercialization arrangement covering NUCYNTA and NUCYNTA ER with Collegium, and our divestiture of NUCYNTA and NUCYNTA ER to Collegium in 2020, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, pose integration challenges and fail to achieve the anticipated results or synergies or distract our management and business, which may harm our business.

As part of an effort to acquire a product or company or to enter into other strategic transactions, we conduct business, legal and financial due diligence with the goal of identifying, evaluating and assessing material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining, evaluating and accurately assessing all such risks and, as a result, might not realize the intended advantages of the transaction. We may also assume liabilities and legal risks in connection with a transaction, including those relating to activities of the seller prior to the consummation of the transaction and contracts that we assume. Failure to realize the expected benefits from acquisitions or strategic transactions that we may consummate, or that we have completed, such as the acquisition in 2015 of the U.S. rights to NUCYNTA and NUCYNTA ER, the commercialization arrangement covering NUCYNTA and NUCYNTA ER with Collegium, and our divestiture of NUCYNTA and NUCYNTA ER to Collegium in 2020, whether as a result of identified or unidentified risks, integration difficulties, regulatory setbacks, governmental investigations, independent actions of or financial position of our collaborative partners, litigation or other events, could adversely affect our business, results of operations and financial condition.

Failure to integrate any business, product or technology we acquire, will cause our business, financial condition and operating results to suffer.

Integrating any business, product or technology we acquire is expensive and time-consuming and can disrupt and adversely affect our ongoing business, including product sales, and distract our management. Our ability to successfully integrate any business, product or technology we acquire depends on a number of factors, including, but not limited to, our ability to:

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
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash, or to repurchase the Convertible Notes upon a fundamental change.

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

However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes or pay cash with respect to Convertible Notes being converted. In addition, our ability to repurchase or to pay cash upon conversion of the Convertible Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the indentures governing the Convertible Notes could constitute an event of default under the indentures governing the Convertible Notes and any agreements that may govern any future indebtedness. Following an event of default, if the payment of our outstanding indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness.

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

The market price of our common stock historically has been volatile. Our results of operations have and may continue to fluctuate and affect our stock price.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors affecting our operating results and that could adversely affect our stock price include:

•	the degree of commercial success and market acceptance of Gralise, CAMBIA and Zipsor;

•
the outcome of our opioid-related investigations, our opioid-related litigation brought by state and local governmental entities and private parties, and our insurance, antitrust and other litigation, and the costs and expenses associated therewith;

•	filings and other regulatory or governmental actions, investigations or proceedings related to our products and product candidates and those of our commercialization and collaborative partners;

•	developments concerning proprietary rights, including patents, infringement allegations, inter partes review proceedings and litigation matters;

•	legal and regulatory developments in the U.S.;

•	actions taken by industry stakeholders affecting the market for our products;

•	our ability to generate sufficient cash flow from our business to make payments on our indebtedness;

•	our and our commercialization and collaborative partners’ compliance or noncompliance with legal and regulatory requirements and with obligations under our collaborative agreements;

•	our ability to successfully develop and execute our sales and marketing strategies;

•
our plans to acquire, in-license or co-promote other products or compounds or acquire or combine with other companies, and our degree of success in realizing the intended advantages of, and mitigating any risks associated with, any such transaction;

•	adverse events related to our products, or product candidates, including recalls;

•	interruptions of manufacturing or supply, or other manufacture or supply difficulties;

•
variations in revenues obtained from commercialization and collaborative agreements, including contingent milestone payments, royalties, license fees and other contract revenues, including nonrecurring revenues, and the accounting treatment with respect thereto;

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

•
variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue, and other financial metrics and non-financial metrics, and how those results are measured, presented and compare to our financial and operating projections and analyst expectations.

As a result of these and other such factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Any significant drops in our stock price could give rise to shareholder lawsuits, which are costly and time-consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in our favor.

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

To date, we have recorded revenues from product sales, license fees, royalties, collaborative research and development arrangements and feasibility studies. In 2019, 2017 and 2016 we incurred net losses of $217.2 million, $102.5 million and $88.7 million, respectively. We may continue to incur operating losses in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

We have significant amounts of long-lived assets which depend upon future positive cash flows to support the values recorded in our balance sheet. We are subject to increased risk of future impairment charges should actual financial results differ materially from our projections.

Our consolidated balance sheet contains significant amounts of long-lived assets, including intangible assets representing the product rights which we have acquired over the last few years and property and equipment. We review the carrying value of our long-lived assets when indicators of impairment are present. Conditions that could indicate impairment of long-lived assets include, but are not limited to, a significant adverse change in market conditions, significant competing product launches by our competitors, significant adverse change in the manner in which the long-lived asset is being used and adverse legal or regulatory outcomes.

In performing our impairment tests, which assess the recoverability of our assets, we utilize our future projections of cash flows. Projections of future cash flows are inherently subjective and reflect assumptions that may or may not ultimately be realized. Significant assumptions utilized in our projections include, but are not limited to, our evaluation of the market opportunity for our products, the current and future competitive landscape and resulting impacts to product pricing, future regulatory actions, planned strategic initiatives and the realization of benefits associated with our existing patents. Given the inherent subjectivity and uncertainty in projections, we could experience significant unfavorable variances in future periods or revise our projections downward. This would result in an increased risk that our long-lived assets may be impaired. For example, during the year ended December 31, 2019, the Company recognized an impairment loss of approximately $189.8 million related to the NUCYNTA intangible, which represented the excess of the carrying amount over the fair value as of December 31, 2019. The Company determined that the fair value was $375.0 million as of December 31, 2019, which was lower than the carrying value of $564.8 million. This impairment loss is described in more detail in “Item 8, Note 6. Intangible Assets” of this Annual Report on Form 10-K. This impairment and any future impairments could have a material adverse effect on our financial condition and results of operations.

Our customer concentration can materially adversely affect our financial condition and results of operations.

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

Our wholesalers typically end the calendar year with higher levels of inventory of our products than at the end of the first quarter of the following year. As a result, in such first quarters, net sales are typically lower than would otherwise have been the case as a result of the reduction of product inventory at our wholesalers. Any material reduction by our wholesalers of their inventory of our products in the first quarter of any calendar year as compared to the fourth quarter of the preceding calendar year can adversely affect our operating results and can cause our stock price to decline.

Many health insurance plans and government programs reset annual limits on deductibles and out-of-pocket costs at the beginning of each calendar year and require participants to pay for substantially all of the costs of medical services and prescription drug products until such deductibles and annual out-of-pocket cost limits are met. In addition, enrollment in high-deductible health insurance plans has increased significantly in recent years. As a result of these factors, patients may delay filling or refilling prescriptions for our products or substitute less expensive generic products until such deductibles and annual out-of-pocket cost limits are met. Any reduction in the demand for our products, including those marketed by our commercialization partners as a result of the foregoing factors or otherwise, can adversely affect our business, operating results and financial condition.

Changes in fair value of contingent consideration assumed as part of our acquisitions can adversely affect our results of operations.

Contingent consideration obligations arise from the Zipsor and CAMBIA acquisitions and relate to the potential future contingent milestone payments and royalties payable under the respective agreements. The contingent consideration is initially recognized at its fair value on the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved with changes in fair value recognized in earnings. The estimates of fair values for the contingent consideration contain uncertainties as it involves assumptions about the probability assigned to the potential milestones and royalties being achieved and the discount rate. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, can have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (FASB) issued the FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification (ASC) 470-20, Debt with Conversion and Other Options (ASC 470-20). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital within shareholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we have been required to record a greater amount of non-cash interest expense as a result of the accretion of the discounted carrying value of the Convertible Notes to their face amount over the term of the notes. We will report lower net income (or larger net losses) in our financial results because ASC 470-20 requires interest to include both the accretion of the debt discount and the instrument’s non-convertible coupon interest rate, which adversely affects our reported or future financial results and may adversely affect the trading price of our common stock.

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

We are subject to risks from future proxy fight or the actions of activist shareholders.

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

Another proxy contest or related activities with Starboard or other activist shareholders could adversely affect our business for a number of reasons, including, but not limited to the following:

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

Proxy contests have in the past and may in the future cause our stock price to experience periods of volatility. Further, if a proxy contest results in a change in control of our Board of Directors, such an event would subject us to risks relating to certain third parties’ rights under our existing contractual obligations, which could adversely affect our business.

We are subject to risks related to unsolicited takeover attempts in the future.

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

Certain provisions applicable to the Convertible Notes can delay or prevent an otherwise beneficial takeover or takeover attempt.

Certain provisions applicable to the Convertible Notes and the indentures governing the Convertible Notes make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a fundamental change under the indentures for the Convertible Notes, holders of the Convertible Notes will have the right to require us to repurchase their notes in cash. In addition, if an acquisition event constitutes a “make-whole fundamental change” under the indentures, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such make-whole fundamental change. In any of these cases, and in other cases, our obligations under the Convertible Notes and the indentures, as well as provisions of our organizational documents and other agreements, can increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

We do not intend to pay dividends on our common stock, so any returns on shares of our common stock will be limited to changes in the value of our common stock.

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

Nasdaq imposes, among other requirements, continued listing standards including minimum bid requirement. The price of our common stock must trade at or above $1.00 to comply with the minimum bid requirement for continued listing on the Nasdaq Global Select Market. Recently, our common stock has traded at closing bid prices just above and below $1.00. If the closing bid price of our common stock fails to meet Nasdaq’s minimum closing bid price requirement for a period in excess of 30 consecutive days, or if we otherwise fail to meet any other applicable requirements of the Nasdaq Global Select Market and we are unable to regain compliance, Nasdaq may make a determination to delist our common stock. Any delisting of our common stock would likely adversely affect the market liquidity and market price of our common stock and our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors. Furthermore, the delisting of our common stock would give the holders of the Convertible Notes rights to require us to repurchase all or a portion of their notes at the prices set forth in the indentures governing the Convertible Notes. If this were to happen, we may not have sufficient funds to repay such indebtedness.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Lake Forest, Illinois, where we lease approximately 31,000 square feet of office space (the Lake Forest Lease). Our prior corporate headquarters was located in Newark, California where we entered into an office and laboratory lease agreement to lease approximately 52,500 rentable square feet commencing in December 2012 and approximately 8,000 additional rentable square feet commencing in July 2015 (the Newark Lease). Following the relocation of our corporate headquarters from Newark, California to Lake Forest, Illinois, we entered into subleases for the Newark facility. For additional information regarding the Lake Forest Lease and the Newark Lease, see “Item 8. Financial Statements and Supplementary Data - Note 10. Leases.”

ITEM 3.  LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see “Item 8. Financial Statements and Supplementary Data - Note 11. Commitments and Contingencies.”

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Common Stock

Our common stock trades on the Nasdaq Global Market (Nasdaq) under the symbol “ASRT.” As of December 31, 2019, there were 19 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one shareholder.

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

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Assertio Therapeutics, Inc.	$100	$113	$112	$50	$22	$8
Nasdaq Composite Index	$100	$106	$114	$146	$140	$189
Nasdaq Pharmaceutical Index	$100	$102	$90	$102	$107	$123

Recent Sales of Unregistered Securities

The Company did not sell any equity securities during the period covered by this Annual Report that were not registered under the Securities Act, except as previously disclosed in our Current Reports on Form 8-K.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the fourth quarter of 2019.

ITEM 6.  SELECTED FINANCIAL DATA

The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10‑K and also with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following information is presented in thousands, except per share data.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Revenues:
Product sales, net	$108,806	$129,966	$379,880	$455,066	$341,750
Commercialization Agreement and other revenue (1)	118,614	155,743	—	—	—
Royalties and milestones	2,084	26,061	844	831	985
Total revenues	229,504	311,770	380,724	455,897	342,735
Total costs and expenses (2)	423,932	268,111	422,904	431,388	393,135
(Loss) income from operations	(194,428)	43,659	(42,180)	24,509	(50,400)
Net (loss) income before income taxes	(222,484)	37,975	(103,925)	(64,502)	(123,237)
Income tax benefit (expense)	5,283	(1,067)	1,429	(24,218)	47,499
Net (loss) income	$(217,201)	$36,908	$(102,496)	$(88,720)	$(75,738)
Basic net (loss) income per share	$(3.07)	$0.58	$(1.63)	$(1.45)	$(1.26)
Diluted net (loss) income per share	$(3.07)	$0.57	$(1.63)	$(1.45)	$(1.26)
Shares used in computing basic net (loss) income per share	70,716	63,794	62,702	61,297	60,117
Shares used in computing diluted net (loss) income per share	70,716	64,208	62,702	61,297	60,117

	December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments (3)	$42,107	$110,949	$128,089	$177,420	$209,768
Total assets	527,170	932,866	1,038,617	1,225,337	1,357,249
Total current liabilities (4)	184,553	246,036	310,580	227,242	219,632
Contingent consideration liability, non-current	168	1,038	1,457	10,247	11,653
Senior Notes (3)	76,443	158,309	274,720	466,051	563,012
Convertible Notes (5)	194,815	287,798	269,510	252,725	237,313
Other long-term liabilities	13,233	19,350	12,842	18,284	10,584
Accumulated (deficit) earnings	(399,801)	(182,600)	(219,508)	(116,744)	(28,024)
Total shareholders’ equity	57,958	220,335	169,508	250,788	315,055

(1)
Effective January 8, 2018, the Company entered into a Commercialization Agreement to sub-license NUCYNTA, which resulted in income from variable royalty revenues, net revenue from the amortization of certain contract assets and liabilities, and variable consideration revenue for the reimbursement of certain shared costs.

(2)	At December 31, 2019 the Company recognized an impairment loss of $189.8 million on its NUCYNTA intangible.

(3)
The Company made principal payments of $120.0 million and $82.5 million in 2019 and 2018, respectively. The Company prepaid $114.4 million and $105.0 million of its Senior Notes, including prepayment premiums of $4.4 million and $5.0 million in 2017 and 2016, respectively.

(4)	The increase in current liabilities as of December 31, 2017, is primarily due to the reclassification of principal payments due on our Senior Notes in 2018.

(5)
In August 2019 the Company exchanged $200.0 million aggregate principal amount of the Convertible Senior Notes due March 1, 2021 for a combination of (a) its new $120.0 million aggregate principal amount of 5.00% Convertible Senior Notes due August 15, 2024, (b) an aggregate cash payment of $30.0 million, and (c) an aggregate of 15.8 million shares of the Company’s common stock.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and notes thereto included in “Item 8 - Financial Statements and Supplementary Data.”

The MD&A generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Our Company

Assertio Therapeutics, Inc. (Assertio or the Company) is a leading diversified, specialty pharmaceutical company focused on distinctive products that offer enhanced therapeutic options for patients in need, while maintaining the highest ethical standards in all our business practices.

As of December 31, 2019, the Company’s specialty pharmaceutical business consisted primarily of Gralise® (gabapentin), a once-daily product for the management of postherpetic neuralgia (PHN) that we launched in 2011; CAMBIA®(diclofenac potassium for oral solution), a nonsteroidal anti-inflammatory drug for the acute treatment of migraine attacks acquired by the Company in December 2013; and Zipsor® (diclofenac potassium liquid filled capsules), a nonsteroidal anti-inflammatory drug for the treatment of mild to moderate acute pain acquired by the Company in June 2012, marketed in the U.S.

On December 4, 2017, the Company announced the Commercialization Agreement with Collegium, pursuant to which the Company granted Collegium the right to commercialize the NUCYNTA franchise of products in the U.S. Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing, and the Company received royalties on all NUCYNTA revenues based on certain net sales thresholds.

On December 12, 2019, the Company announced it entered into an agreement with Golf Acquiror LLC, an affiliate to Alvogen, Inc. (Alvogen), a global privately held pharmaceutical company, under which Alvogen acquired and assumed all responsibilities associated with the product Gralise (gabapentin). Under the terms of the agreement, Alvogen will pay Assertio a total value of $127.5 million. This included $75.0 million in cash at closing on January 10, 2020, and the balance payable as 75% of Alvogen’s first $70.0 million of Gralise net sales after the closing.

On February 6, 2020, the Company announced it entered into a definitive agreement with Collegium pursuant to which Collegium acquired the NUCYNTA franchise of products from the Company, and assumed certain contracts, liabilities and obligations of the Company relating to the NUCYNTA products, including those related to manufacturing and supply, post-market commitments and clinical development costs. Under the terms of the agreement, Collegium paid Assertio $375.0 million in cash at closing on February 13, 2020, less royalties paid to the Company in 2020. Collegium also paid the Company for certain inventories relating to the products.

On February 13, 2020, the Company repaid in full its outstanding aggregate principal amount of senior secured notes (the Senior Notes) pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) and all subsequent amendments to the Note Purchase Agreement.

On February 19, 2020, the Company announced it entered into separate, privately negotiated agreements with a limited number of holders of the Company’s 2021 Notes and 2024 Notes to repurchase approximately $188.0 million aggregate principal amount of the outstanding 2021 Notes and 2024 Notes.

As a result of the transformational impact of these transactions, the Company has positioned itself to actively pursue business development, strategic partnerships, and investment opportunities to build and grow for the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and U.S. Securities and Exchange Commission (SEC) regulations for annual reporting. Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financials. The preparation of these financial statements may require significant judgment and/or estimates by management at the time that financial statements are prepared such that materially different results might have been reported if other assumptions had been made.We base our estimates and judgments on historical experience, information available at the time, and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.
We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain. A more detailed discussion of our significant accounting policies can be found in “Note 1. Organization and Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report, and the impact and risks associated with our accounting policies are discussed throughout this Annual Report on Form 10‑K and in the Notes to the Consolidated Financial Statements.

Revenue Recognition

Our revenues consist primarily of commercial product revenues, license revenue from the Commercialization Agreement, and royalties and milestone revenue from license agreements. We account for revenue arising from contracts and customers in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606), which was adopted on January 1, 2018 using the modified retrospective transition method. There was no adjustment to our opening balance of accumulated deficit resulting from the adoption of this guidance. For further information regarding the adoption of ASC 606, see Note 1 to the Consolidated Financial Statements included herein.

Our accounting policy for revenue recognition will have a substantial impact on reported results and relies on certain estimates. Estimates are based on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Commercialization Agreement

We derive revenue from the Commercialization Agreement with Collegium whereby we granted Collegium the right to commercialize the NUCYNTA franchise of products in the U.S. We entered into the Commercialization Agreement in December 2017, which became effective in January 2018, and amended the agreement in November 2018. Prior to the amendment, we recognized the portion of the transaction price allocated to the license and facilitation services ratably over the term as we view our performance obligations as a series of distinct goods or services that are substantially the same and that have the same pattern of transfer. Prior to the November 2018 amendment, the consideration related to the license and facilitation services was fixed and recognized ratably over the contract term. Following the November 2018 amendment, the royalty payments represent variable consideration that are subject to the sales-based royalty exception for licenses of intellectual property and are recognized at the later of (i) when the subsequent product sales occur or (ii) the performance obligation, to which some or all of the sales-based royalty has been allocated, has been satisfied.

 Product Sales

We sell commercial products to wholesale distributors and specialty pharmacies. Product sales revenue is recognized when title has transferred to the customer and the customer has assumed the risks and rewards of ownership, which typically occurs upon delivery to the customer. Our performance obligation is to deliver product to the customer, and the performance obligation is completed upon delivery. The transaction price consists of a fixed invoice price and variable product sales allowances, which include rebates, discounts and returns. Product sales revenues are recorded net of applicable reserves for these product sales allowances. Receivables related to product sales are typically collected one to two months after delivery.

Sales deductions consist primarily of provisions for product returns, wholesaler and pharmacy discounts, prompt pay discounts, patient discount programs, chargebacks, managed care rebates, and government rebates. These deductions are considered variable consideration and are recorded as reductions to revenue in the same period as the related revenues are recognized. These estimates take into consideration the terms of our agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. We use the most likely method in estimating product sales allowances. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our sales allowances consist of:

Product Returns—We allow customers to return product for credit with respect to that product within six months before and up to 12 months after its product expiration date. We estimate product returns and associated credit on NUCYNTA ER and NUCYNTA, Gralise, CAMBIA, Zipsor and Lazanda. Estimates for returns are based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. We did not assume financial responsibility for returns of NUCYNTA ER and NUCYNTA previously sold by Janssen Pharma or Lazanda product previously sold by Archimedes Pharma US Inc. Under the Commercialization Agreement with Collegium for NUCYNTA ER and NUCYNTA and the divestiture of Lazanda to Slán, we are only financially responsible for product returns for product that were sold by us, which are identified by specific lot numbers.

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

Wholesaler and Pharmacy Discounts—We offer contractually determined discounts to certain wholesale distributors and specialty pharmacies that purchase directly from it. These discounts are either taken off invoice at the time of shipment or paid to the customer on a quarterly basis one to two months after the quarter in which product was shipped to the customer.

Prompt Pay Discounts—We offer cash discounts to its customers (generally 2% of the sales price) as an incentive for prompt payment. Based on our experience, we expect our customers to comply with the payment terms to earn the cash discount.

Patient Discount Programs—We offer patient discount co-pay assistance programs in which patients receive certain discounts off their prescriptions at participating retail and specialty pharmacies. The discounts are reimbursed by us approximately one month after the prescriptions subject to the discount are filled.

Medicaid Rebates—We participate in Medicaid rebate programs, which provide assistance to certain low income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally two to three months after the quarter in which prescriptions subject to the rebate are filled.

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

We believe our estimates related to gross‑to‑net sales adjustments for wholesaler and pharmacy fees and discounts, prompt payment discounts, patient discount programs and other government chargebacks do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time. We believe that our estimated product return allowances, managed care rebates and Medicaid rebates are judgmental and are subject to change based on our experience and certain quantitative and qualitative factors. Adjustments to estimates for these allowances have not been material.

Our product sales allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimates is appropriate. Such changes in estimate could affect our results of operations and financial position.

A roll‑forward of our product revenue allowances for the three years ended December 31, 2019 is as follows (in thousands):

	Contract Sales Discounts (1)(2)	Product Returns (2)	Cash Discounts (2)	Total
Balance at December 31, 2016	$107,927	$23,609	$2,110	$133,646
Revenue Allowances:
Provision related to current period sales	325,489	13,555	14,858	353,902
Changes in estimates related to sales made in prior years	1,483	7,875	—	9,358
Payments and credits related to sales made in current period	(224,002)	—	(13,358)	(237,360)
Payments and credits related to sales made in prior periods	(104,751)	(15,357)	(2,110)	(122,218)
Balance at December 31, 2017	$106,146	$29,682	$1,500	$137,328
Revenue Allowances:
Provision related to current period sales	123,623	5,716	5,024	134,363
Changes in estimates related to sales made in prior years	(19,210)	7,327	—	(11,883)
Payments and credits related to sales made in current period	(75,380)	—	(4,605)	(79,985)
Payments and credits related to sales made in prior periods	(86,936)	(14,986)	(1,500)	(103,422)
Balance at December 31, 2018	$48,243	$27,739	$419	$76,401
Revenue Allowances:
Provision related to current period sales	148,907	19,380	5,396	173,683
Changes in estimates related to sales made in prior years	(2,561)	(7,861)	—	(10,422)
Payments and credits related to sales made in current period	(109,181)	—	(4,155)	(113,336)
Payments and credits related to sales made in prior periods	(45,682)	(20,042)	(419)	(66,143)
Balance at December 31, 2019	$39,726	$19,216	$1,241	$60,183

(1)	Includes wholesaler and pharmacy discounts, patient support programs, managed care rebates, and government chargebacks and rebates.

(2)
In November 2017, we divested the rights to Lazanda to Slán. In January 2018, we entered into an agreement which granted commercialization rights of NUCYNTA to Collegium. We continue to recognize sales reserve estimate adjustments related to sales recognized for Lazanda and NUCYNTA in prior periods.

Stock‑Based Compensation

Our stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs), and purchases under our employee stock purchase plan (ESPP). The Company accounts for forfeitures as they occur for each type of award. Stock-based compensation expense related to restricted stock unit awards (RSUs) is based on the market value of the underlying stock on the date of grant and is recognized ratably over the requisite service period.

The stock-based compensation expense related to performance share units (PSUs) is estimated at grant date based on the fair value of the award. The PSU awards are measured exclusively to the relative total shareholder return (TSR) performance, which is measured against the three-year TSR of a custom index of companies. The actual number of shares awarded is adjusted to between zero and 200% of the target award amount based upon achievement in each of the three independent successive one-year tranches. TSR relative to peers is considered a market condition under applicable authoritative guidance. For PSUs granted with vesting subject to market conditions, the fair value of the award is determined at grant date using the Monte Carlo model, and expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied. The Monte Carlo valuation model considers a variety of potential future share prices for Assertio and our peer companies in a selected market index.

We use the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan (ESPP) shares. The determination of the fair value of stock-based payment awards on the date of grant using an option valuation model is affected by our stock price as well as assumptions, which include the expected term of the award, the expected stock price volatility, risk-free interest rate and expected dividends over the expected term of the award. We use historical option exercise data to estimate the expected term of the options. We estimate the volatility of our common stock price by using the historical volatility over the expected term of the options. We base the risk-free interest rate on U.S. Treasury zero coupon issues with terms similar to the expected term of the options as of the date of grant. We do not anticipate paying any cash dividends in the foreseeable future, and therefore, use an expected dividend yield of zero in the option valuation model. Stock-based compensation expense related to the ESPP and options are recognized on a straight-line basis over their respective term.

Intangible Assets

Intangible assets consist of purchased developed technology and trademarks that are accounted for as definite-lived intangible assets subject to amortization. We determine the fair values of acquired intangible assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to, developing appropriate discount rates and estimating future cash flows from product sales and related expenses. The fair value recorded is amortized on a straight-line basis over the estimated useful life of the asset. We evaluate purchased intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss is calculated as the excess of the carrying amount over the fair value. Estimating future cash flows and fair value related to an intangible asset involves significant estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.

At December 31, 2019 we determined there were indicators of impairment present related to the NUCYNTA intangible asset based on current unfavorable commercial outlook resulting in a downward revision to the expected future cash flows from the NUCYNTA franchise. As a result, we recognized an impairment loss of $189.8 million on the NUCYNTA intangible asset to reduce the carrying value of $564.8 million to its estimated fair value of $375.0 million at December 31, 2019. The evaluation of fair value was determined under ASC 820, Fair Value Measurement (ASC 820) as the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date of December 31, 2019. The fair value was based on a combination of an income approach and the observable transaction price from Collegium’s purchase of the NUCYTNA franchise in February 2020. The income approach consisted of the present value of future cash flows that a market participant would expect to receive from holding the asset in its current use. This included assumptions of a market participant’s view such as, but not limited to, future product net sales, related operating expenses, competitive landscape, and a discount rate to reflect the risk inherent in the future cash flows. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and could potentially impact the company's results of operations.

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

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the Tax Act). The Tax Act includes significant changes to the U.S. corporate income tax system including, but not limited to, a federal corporate rate reduction from 35% to 21% and limitations on the deductibility of interest expense and executive compensation. In order to calculate the effects of the new corporate tax rate on our deferred tax balances, ASC 740, Income Taxes (ASC 740) required the re-measurement of our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances were expected to reverse in the future. Due to our valuation allowance position and deferred tax liabilities, there is no change to the presentation of the deferred tax balances on the financial statements, except for the remeasurement of these deferred tax balances in the income tax footnote which were fully offset by a corresponding change to our valuation allowance. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 31, 2018, we completed our accounting for all tax effects related to the Tax Act, and there were no material adjustments recorded during the year to the previously recorded provisional amounts reflected in our 2017 financial statements.

RESULTS OF OPERATIONS

Revenues

The following table summarizes total revenue for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019	2018
Product sales, net:
Gralise	$63,124	$58,077
CAMBIA	32,453	35,803
Zipsor	12,498	16,387
Total neurology product sales, net	108,075	110,267
NUCYNTA products(1)	927	18,944
Lazanda(2)	(196)	755
Total product sales, net	108,806	129,966
Commercialization agreement:
Commercialization rights and facilitation services, net	118,614	100,038
Revenue from transfer of inventory	—	55,705
Royalties and milestone revenue	2,084	26,061
Total revenues	$229,504	$311,770

(1)
NUCYNTA product sales for the year ended December 31, 2018 reflect our sales of NUCYNTA between January 1 and January 8, 2018. During the year ended December 31, 2018, in connection with the Collegium transaction, we recognized revenue of $12.5 million related to the release of NUCYNTA sales reserves which were primarily recorded in the fourth quarter of 2017, as financial responsibility for those reserves transferred to Collegium upon closing of the Commercialization Agreement. Subsequent to January 8, 2018 we continue to recognize sales reserve estimate adjustments related to sales recognized for NUCYNTA in prior periods.

(2)	We divested Lazanda in November 2017. We continue to recognize sales reserve estimate adjustments related to sales recognized for Lazanda in prior periods.

Product sales

Gralise net products sales for the year ended December 31, 2019 increased by $5.0 million as compared to the same period in 2018, primarily due to favorable payer mix offset by increased patient discount programs.

CAMBIA net product sales for the year ended December 31, 2019 decreased by $3.4 million as compared to the same period in 2018, primarily due to unfavorable payer mix and increased patient discount programs.

Zipsor net product sales for the year ended December 31, 2019 decreased by $3.9 million as compared to the same period in 2018, primarily due to increased patient discount programs and impact of short-dated product sales returns, offset partially by higher volume.

We ceased recording product sales and related costs for NUCYNTA after commencing the Commercialization Agreement with Collegium on January 8, 2018. Product sales for the year ended December 31, 2019 reflect adjustments made for previously recorded sales reserve estimates. Product sales for the year ended December 31, 2018 reflect product sales solely between January 1 and January 8, 2018 and adjustments for previously recorded sales reserve estimates thereafter.

We ceased recording revenues and related costs associated with Lazanda after we divested the product to Slán in November 2017. Product sales for the year ended December 31, 2019 and 2018 reflect adjustments made for previously recorded sales reserve estimates.

We will cease recognizing product sales and related costs for Gralise effective the closing of the transaction to divest our rights, title and interest in and to Gralise to Alvogen on January 10, 2020.

Commercialization Agreement Revenue

We recognized revenue as a result of the Commercialization Agreement for the years ended December 31, 2019 and 2018 as follows (in thousands):

	Year ended December 31,
	2019	2018
Royalty revenue	$118,636	$100,038
Contract liability amortization (1)	2,791	—
Contract asset amortization, net	(3,596)	—
Expense reimbursement	783	—
Inventory transfer	—	55,705
Total commercialization revenue	$118,614	$155,743

(1) The contract liability amortization represents the recognition of revenue related to the warrants received in November 2018 which are being recognized over the term of the contract.

For the year ended December 31, 2019, we recognized commercialization revenues of $118.6 million related to the amended Commercialization Agreement with Collegium, effective January 1, 2019. Beginning January 1, 2019, royalties from Collegium were deemed to be variable consideration subject to the sales-based royalty exception related to intellectual property. Other components of revenue recognized by us from the Commercialization Agreement include the amortization of contract assets arising from the transfer of inventory to Collegium net of contract liabilities arising from the warrants and prepayments received, and variable consideration revenue for reimbursement of certain shared costs.

For the year ended December 31, 2018, we recognized commercialization revenues of $100.0 million related to the Commercialization Agreement with Collegium for the period January 8, 2018 through December 31, 2018. Royalty revenues under the original Commercialization Agreement, effective through December 31, 2018, were deemed to be fixed consideration recognized evenly over the contract term. In addition, we recognized $55.7 million related to the transfer of inventory upon closing in January 2018.

We will cease recognizing commercialization revenue and related costs for NUCYNTA effective the closing of the transaction to divest our rights, title and interest in and to the NUCYNTA franchise to Collegium on February 13, 2020.

Royalties & Milestone Revenue

In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now Nuvo Pharmaceuticals, Inc.) granting it the rights to commercially market CAMBIA in Canada. We receive royalties on net sales as well as certain one-time contingent milestone payments. During the year ended December 31, 2019, we recognized $2.1 million of revenue related to CAMBIA in Canada. The revenue recognized in 2019 included a $0.3 million one-time amendment fee and a $0.5 million milestone payment. During the year ended December 31, 2018, we recognized $0.8 million of revenue related to CAMBIA in Canada.

In October 2013, we sold our interests in royalty and milestone payments under our license agreements relating to our Acuform technology in the Type 2 diabetes therapeutic area to PDL BioPharma, Inc. (PDL) for $240.5 million. On August 2,

2018, we sold our remaining interest in such payments to PDL for $20.0 million. The $20.0 million of revenue was recognized as royalty revenue for the year ended December 31, 2018.

In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW‑3718, an Ironwood product candidate under evaluation for refractory GERD. During the second and third quarters of 2018, we recognized and collected a $5.0 million contingent milestone payment related to the dosing of the first patient in a Phase 3 trial for IW 3718.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third‑parties, inventory write‑downs, amortization of inventory write-ups associated with business acquisitions, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described separately below under “Intangible Assets.”

Cost of sales decreased by $9.0 million from $18.5 million to $9.5 million for the year ended December 31, 2019 as compared to the same period in 2018, primarily driven by the inclusion of third-party royalties for NUCYNTA in 2018 and other NUCYNTA-related costs incurred in the first quarter of 2018. Pursuant to the terms of the Commercialization Agreement with Collegium, effective January 9, 2018, we no longer record product sales of NUCYNTA and NUCYNTA ER and, as a result, no longer incur or record the cost of sales of such products. The cost of sales in 2018 also includes $6.2 million related to the cost of inventory transferred to Collegium on closing of the Commercialization Agreement. Following the divestiture of Lazanda in November 2017, we no longer record Lazanda product sales or related cost of sales.

The cost of sales as a percentage of sales for Gralise, CAMBIA and Zipsor, combined for the years ended December 31, 2019 and 2018, was approximately 8.7% and 8.3%, respectively. The increase in cost of sales for the year ended December 31, 2019 is primarily driven by product mix, compared to the same periods in 2018.

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

Research and development expenses increased by $2.1 million from $8.0 million to $10.1 million in the year ended December 31, 2019 as compared to the same period in 2018, primarily due to increased personnel and clinical and regulatory costs in 2019, partially offset by higher consulting fees in 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal fees.

Selling, general, and administrative expenses decreased by $10.3 million from $119.2 million to $108.9 million for the year ended December 31, 2019 as compared to the same period in 2018 primarily due to lower facilities and personnel costs as a result of the December 2017 restructuring plan, partially offset by the $10.1 million loss on disposal of equipment and other one-time nonrecurring costs in 2019.

In connection with the Multidistrict Opioid Litigation, the State Opioid Litigation and the Opioid-Related Requests and Subpoenas described in “Note 11. Commitments and Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we expect to incur additional costs and expenses related to our ongoing opioid-related litigation and investigations, which may be significant and which may increase in future periods.

Intangible Assets

Amortization of intangible assets for the years ended December 31, 2019 and 2018 was composed of (in thousands):

	Year ended December 31,
	2019	2018
Amortization of intangible assets—NUCYNTA	$94,301	$94,301
Amortization of intangible assets—CAMBIA	5,136	5,136
Amortization of intangible assets—Zipsor	2,337	2,337
Total amortization of intangible assets	$101,774	$101,774

During the year ended December 31, 2019 we recorded an impairment loss of $189.8 million related to our NUCYNTA intangible, which represented the excess of the carrying amount over the fair value as of December 31, 2019.

Restructuring Charges

For the years ended December 31, 2019 and 2018, restructuring expenses and one-time termination costs incurred were $3.9 million and $20.6 million, respectively.

In November 2019, the Company announced an acceleration of cost-saving initiatives that included a decision to discontinue its relationship with its contract sales organization, changes to our internal processes and a reduction in the use of certain outside vendors and consultants, and the reorganization of certain functions resulting in a reduction of staff at its headquarters office and certain remote positions during the fourth quarter of 2019. The 2019 cost-saving initiative was substantially complete as of December 31, 2019. As a result, we incurred $3.9 million in charges related to severance and other benefits during the three months ended December 31, 2019. We do not expect to incur significant costs related to the 2019 cost- saving initiative beyond 2019.

During 2018, we continued to execute the restructuring plan announced in December 2017. We completed the termination of our pain sales force during the first quarter of 2018. We relocated our corporate headquarters from Newark, California to Lake Forest, Illinois, which reduced our headquarters office space requirement by approximately 50%. During the first quarter of 2018, we entered into an Office Lease pursuant to which we lease approximately 31,000 rentable square feet of space in Lake Forest, Illinois. Our initial tenant improvements in the space were completed in August 2018 and we began occupying the space at that time. We incurred total costs of $33.8 million related to the December 2017 restructuring plan, of which $20.6 million was recognized in 2018. The restructuring activities and related liabilities were completed and fully paid as of December 31, 2019.

 Other (Expense) Income

Other (expense) income for the years ended December 31, 2019 and 2018 was composed of the following (in thousands):

	Year ended December 31,
	2019	2018
Interest expense	$(58,389)	$(68,881)
Litigation settlement	—	62,000
Gain on debt extinguishment	26,385	—
Interest and other income	3,103	1,197
Change in fair value of Collegium warrants	845	—
Total other expense	$(28,056)	$(5,684)

Other expenses increased by $22.4 million from $5.7 million to $28.1 million for the year ended December 31, 2019 as compared to the same period in 2018 primarily due to the inclusion of the litigation Settlement Agreement with Purdue in

2018, offset by inclusion of income from the August 2019 Convertible Note Exchange, lower interest expense driven primarily by Senior Note principal payments, and net sublease income in 2019.

Interest expense for the years ended December 31, 2019 and 2018 was composed of the following (in thousands):

	Year ended December 31,
	2019	2018
Interest payable on Senior Notes	$25,559	$38,242
Interest payable on Convertible Notes	8,958	8,624
Amortization of debt discounts and issuance costs relating to Senior Notes and Convertible Notes	23,764	21,877
Changes in fair value of contingent consideration	113	124
Other	(5)	14
Total interest expense	$58,389	$68,881

The decrease in interest expense in 2019 compared to 2018 is due to principal repayments, offset in part by the impact of increasing interest rates in 2018 and 2019.

We expect interest expense to decrease in 2020 as a result of the Senior Notes repayment and Convertible Note repurchase in February 2020.

Income Tax Benefit (Expense)

During 2019, we recognized income tax benefit of approximately $5.3 million that represents an effective tax rate of 2.37% on income from continuing operations. The difference between income tax provision of $5.3 million and the tax at the statutory rate of 21.0% on current year operations is principally due to the change in the valuation allowance, the release of FIN 48 liabilities based on lapsing of statute of limitation, and tax benefits being recorded as a result of intraperiod tax allocation.

During 2018, we recognized income tax expense of approximately $1.1 million that represents an effective tax rate of 2.81% on income from continuing operations. The difference between income tax provision of $1.1 million and the tax at the statutory rate of 21.0% on current year operations is principally due the change in the valuation allowance and accrued interest and penalty related to uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents decreased by $68.8 million from $110.9 million to $42.1 million during the year ended December 31, 2019, primarily attributable to the $120.0 million in principal payments on our Senior Notes and $30.0 million of cash used in the exchange of our convertible notes, partially offset by the receipt of $32.0 million from the Purdue settlement and cash generated from operations.

Since inception and through December 31, 2019, we have financed our product development efforts and operations primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones to PDL, upfront license, milestone and termination fees from collaborative and license partners, and product sales.

In April 2015, we issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million. As of December 31, 2019, the remaining balance of the Senior Notes was $162.5 million. In connection with the divestiture of Gralise and NUCYNTA we collected $450.0 million in upfront consideration and used proceeds to repay the outstanding principal of $162.5 million and as a result the Company had repaid in full all outstanding indebtedness, and terminated all commitments and obligations, under its Note Purchase Agreement. In connection with the termination of the Note Purchase Agreement, the Company was released from all security interests, liens and encumbrances under the Note Purchase Agreement. We were in compliance with our covenants with respect to the Senior Notes as of December 31, 2019 and through the period of the effective payoff on February 13, 2020.

In September 2014, we issued $345.0 million aggregate principal amount of convertible notes due 2021 (the 2021 Notes) resulting in net proceeds to us of $334.2 million. In August 2019, we exchanged $200.0 million aggregate principal amount of the 2021 Notes for a combination of (a) its new $120.0 million aggregate principal amount of 5.00% Convertible Senior Notes due August 15, 2024 (the 2024 Notes), (b) an aggregate cash payment of $30.0 million, and (c) an aggregate of 15.8 million shares of our common stock. We did not receive any cash proceeds from the issuance of the 2024 Notes or the issuance of the shares of our common stock. On February 19, 2020, the Company utilized proceeds from the sale of Gralise and NUCYNTA to repurchase approximately $188.0 million aggregate principal amount of 2021 Notes and 2024 Notes.

We may incur operating losses in future years. We believe that our existing cash combined with proceeds from the sale of Gralise and NUCYNTA, net of the settlement of existing debt and cash used in operating activities will be sufficient to fund our operations for the next twelve months from the date of this filing. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may vary materially from our current expectations because of numerous factors, including:

•	acquisitions or licenses of complementary businesses, products, technologies or companies;

•	sales of our marketed products;

•	expenditures related to our commercialization of our products;

•	milestone and royalty revenue we receive under our collaborative development arrangements;

•	interest and principal payments on our current and future indebtedness;

•	financial terms of definitive license agreements or other commercial agreements we may enter into; and

•	changes in the focus and direction of our business strategy and/or research and development programs.

The inability to raise any additional capital that may be required to fund our future operations or product acquisitions and strategic transactions which we may pursue could have a material adverse effect on our company.

The following table summarizes our cash flow activities (in thousands):

	Year ended December 31,
	2019	2018
Net cash provided by operating activities	$90,475	$72,497
Net cash (used in) provided by investing activities	(1,481)	(7,082)
Net cash used in financing activities	(157,836)	(81,350)
Net (decrease) increase in cash and cash equivalents	$(68,842)	$(15,935)

Cash Flows from Operating Activities

Cash provided by operating activities was $90.5 million in 2019 and $72.5 million in 2018. The increase in cash provided by operating activities in 2019 compared to the same period in 2018 is primarily due to the receipt of $32.0 million from the Purdue settlement in 2019 partially offset by changes in the working capital accounts.

Cash Flows from Investing Activities

Cash used in investing activities decreased in 2019 compared to the same period in 2018, primarily due to the $3.0 million investment in a convertible instrument and higher purchases of property and equipment in 2018.

Cash Flows from Financing Activities

The increase in cash used in financing activities in 2019 compared to 2018 is primarily due to the $37.5 million of higher principal payments on our Senior Notes and $30.0 million in cash used in the Convertible Note Exchange in 2019.

Contractual Obligations

As of December 31, 2019, our contractual obligations are shown in the following table (in thousands):

				More than
	1 Year	2 - 3 Years	4 - 5 Years	5 Years	Total
Senior Notes—principal(1)	$80,000	$82,500	$—	$—	$162,500
Senior Notes—interest(1)	13,922	2,244	—	—	16,166
2.50% Convertible Notes due 2021—principal(1)	—	145,000	—	—	145,000
2.50% Convertible Notes due 2021—interest(1)	3,625	3,625	—	—	7,250
5.00% Convertible Notes due 2024—principal(1)	—	—	120,000	—	120,000
5.00% Convertible Notes due 2024—interest(1)	6,250	12,000	12,000	—	30,250
Operating leases(2)	2,431	4,511	632	—	7,574
Purchase commitments(3)	5,966	—	—	—	5,966
Total	$112,194	$249,880	$132,632	$—	$494,706

(1)
In connection with the divestiture of Gralise and NUCYNTA, we collected approximately $450.0 million in upfront consideration and used proceeds to repay the outstanding principal of $162.5 million of Senior Notes as of February 13, 2020 and repurchase $102.5 million and $85.5 million of 2021 Notes and 2024 Notes, respectively, on February 19, 2020. This table reflects the remaining interest and principal due on our Senior Notes, 2021 Notes, and 2024 Notes as of December 31, 2019.

(2)
Amounts represent payments under non‑cancelable operating leases including office space and sales fleet vehicles. In 2018, we relocated our corporate headquarters from Newark, California to Lake Forest, Illinois and subsequently entered into two subleases which, together, account for the entirety of the Newark facility.

(3)
As of December 31, 2019, we had non‑cancelable purchase orders and minimum purchase obligations of approximately $3.6 million under our manufacturing agreements. Additionally, we had non‑cancelable purchase orders related to consulting services of approximately $2.4 million. The amounts disclosed only represent non-cancelable purchase orders. Actual purchases are expected to exceed these amounts.

OFF‑BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of December 31, 2019.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See “Item 8. Financial Statements and Supplemental Data - Note 1. Organization and Summary of Significant Accounting Policies” for additional information on recent accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We previously were subject to interest rate fluctuation exposure through our senior secured notes (Senior Notes), pursuant to the Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) and all subsequent amendments to the Note Purchase Agreement, which bear a variable interest rate. On February 13, 2020, the Company repaid in full its outstanding aggregate principal amount of Senior Notes. As of December 31, 2019, we had $265.0 million aggregate principal amount of convertible senior notes outstanding, which are fixed rate instruments, and therefore, any significant changes in interest rates would not have a material impact on our financial position and results of operations.
.

Foreign Currency Risk

We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 2019. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASSERTIO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Assertio Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Assertio Therapeutics, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated March 10, 2020 expressed an unqualified opinion thereon.

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
Chicago, Illinois
March 10, 2020

ASSERTIO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$42,107	$110,949
Accounts receivable, net	42,744	37,211
Inventories, net	3,412	3,396
Prepaid and other current assets	15,688	56,551
Total current assets	103,951	208,107
Property and equipment, net	3,497	13,064
Intangible assets, net	400,535	692,099
Investments	13,064	11,784
Other long-term assets	6,123	7,812
Total assets	$527,170	$932,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,193	$6,138
Accrued rebates, returns and discounts	58,943	75,759
Accrued liabilities	18,948	31,361
Current portion of Senior Notes	80,000	120,000
Interest payable	8,375	11,645
Other current liabilities	2,094	1,133
Total current liabilities	184,553	246,036
Contingent consideration liability	168	1,038
Senior Notes	76,443	158,309
Convertible Notes	194,815	287,798
Other long-term liabilities	13,233	19,350
Total liabilities	469,212	712,531
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 80,888,134 and 64,185,224 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	8	6
Additional paid-in capital	457,751	402,934
Accumulated deficit	(399,801)	(182,600)
Accumulated other comprehensive loss	—	(5)
Total shareholders’ equity	57,958	220,335
Total liabilities and shareholders' equity	$527,170	$932,866

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Product sales, net	$108,806	$129,966	$379,880
Commercialization agreement, net	118,614	155,743	—
Royalties and milestones	2,084	26,061	844
Total revenues	229,504	311,770	380,724
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	9,505	18,476	72,598
Research and development expenses	10,106	8,042	13,718
Acquired in-process research and development	—	—	24,900
Selling, general and administrative expenses	108,866	119,218	195,696
Amortization of intangible assets	101,774	101,774	102,745
Loss on impairment of intangible asset	189,790	—	—
Restructuring charges	3,891	20,601	13,247
Total costs and expenses	423,932	268,111	422,904
(Loss) income from operations	(194,428)	43,659	(42,180)
Other income (expense):
Litigation settlement	—	62,000	—
Gain on debt extinguishment	26,385	—	—
Other income, net	3,948	1,197	681
Interest expense	(58,389)	(68,881)	(73,552)
Gain on divestiture of Lazanda	—	—	17,064
Loss on prepayment of Senior Notes	—	—	(5,938)
Total other expense	(28,056)	(5,684)	(61,745)
Net (loss) income before income taxes	(222,484)	37,975	(103,925)
Income tax benefit (expense)	5,283	(1,067)	1,429
Net (loss) income	$(217,201)	$36,908	$(102,496)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	—	—	14
Comprehensive (loss) income	$(217,201)	$36,908	$(102,482)
Basic net (loss) income per share	$(3.07)	$0.58	$(1.63)
Diluted net (loss) income per share	$(3.07)	$0.57	$(1.63)
Shares used in computing basic net (loss) income per share	70,716	63,794	62,702
Shares used in computing diluted net (loss) income per share	70,716	64,208	62,702

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2016	61,966	$6	$367,545	$(116,744)	$(19)	$250,788
Issuance of common stock upon exercise of options	1,001	—	6,979	—	—	6,979
Issuance of common stock under employee stock purchase plan	262	—	1,960	—	—	1,960
Issuance of common stock in conjunction with vesting of restricted stock units	171	—	—	—	—	—
Stock-based compensation	—	—	13,016	—	—	13,016
Cumulative effect adjustment from adoption of ASU No. 2016-09	—	—	268	(268)	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	(753)	—	—	(753)
Net loss	—	—	—	(102,496)	—	(102,496)
Unrealized gain on available-for-sale securities	—	—	—	—	14	14
Balances at December 31, 2017	63,400	$6	$389,015	$(219,508)	$(5)	$169,508
Issuance of common stock upon exercise of options	278	—	1,493	—	—	1,493
Issuance of common stock under employee stock purchase plan	107	—	527	—	—	527
Issuance of common stock in conjunction with vesting of restricted stock units	400	—	—	—	—	—
Stock-based compensation	—	—	12,585	—	—	12,585
Shares withheld for payment of employee's withholding tax liability	—	—	(686)	—	—	(686)
Net income	—	—	—	36,908	—	36,908
Balances at December 31, 2018	64,185	$6	$402,934	$(182,600)	$(5)	$220,335
Issuance of common stock upon exercise of options	14	—	25	—	—	25
Issuance of common stock under employee stock purchase plan	169	—	226	—	—	226
Issuance of common stock in conjunction with vesting of restricted stock units	703	—	—	—	—	—
Issuance of common stock in conjunction with the Convertible Note Exchange	15,817	2	25,305	—	—	25,307
Reacquisition of equity component of 2021 Notes, net of tax loss of $1,445	—	—	(4,763)	—	—	(4,763)
Equity component of issued 2024 Notes, net of tax benefit of $7,212	—	—	23,999	—	—	23,999
Stock-based compensation	—	—	10,596	—	—	10,596
Shares withheld for payment of employee's withholding tax liability	—	—	(571)	—	—	(571)
Unrealized gain on available-for-sale securities	—	—	—	—	5	5
Net loss	—	—	—	(217,201)	—	(217,201)
Balances at December 31, 2019	80,888	$8	$457,751	$(399,801)	$—	$57,958

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net (loss) income	$(217,201)	$36,908	$(102,496)
Adjustments for non-cash items:
Depreciation and amortization	102,946	106,426	105,502
Accretion of debt discount and debt issuance costs	23,764	21,877	19,415
Provisions for inventory and other assets	5,304	598	2,673
Loss on impairment of intangible assets	189,790	—	—
Loss (gain) on disposal of equipment	10,076	669	(271)
Stock-based compensation	10,596	12,585	13,016
Intraperiod tax allocations	(5,767)	—	—
(Gain) loss on debt extinguishment and prepayment	(26,385)	—	5,938
Recurring fair value measurement of assets and liabilities	(1,715)	(391)	(8,024)
Gain on divestiture of Lazanda	—	—	(17,064)
Acquired in-process research and development	—	—	24,900
Other	(327)	1,023	240
Changes in assets and liabilities:
Accounts receivable	(5,533)	35,271	30,107
Inventories	(316)	9,048	(1,873)
Prepaid and other assets	40,769	(56,136)	(5,114)
Accounts payable and other accrued liabilities	(15,146)	(33,610)	(6,436)
Accrued rebates, returns and discounts	(16,816)	(60,069)	4,292
Interest payable	(3,270)	(1,576)	(2,705)
Income taxes payable	(294)	(126)	67
Net cash provided by operating activities	90,475	72,497	62,167
Investing Activities
Purchases of property and equipment	(1,481)	(5,507)	(666)
Investment in convertible instrument	—	(3,000)	—
Proceeds from disposal of property and equipment	—	145	280
Purchases of marketable securities	(12,065)	—	(8,277)
Proceeds from sale of other assets	—	80	66,557
Maturities of marketable securities	4,209	—	—
Sales of marketable securities	7,856	1,200	—
Net cash (used in) provided by investing activities	(1,481)	(7,082)	57,894
Financing Activities
Payment of contingent consideration liability	—	(184)	(1,673)
Repayment of Senior Notes	(120,000)	(82,500)	(110,000)
Fees for early repayment and modifications of Senior Notes	—	—	(7,400)
Fees for modification of Senior Notes	(3,249)	—	—
Payments in connection with debt extinguishment	(30,000)	—	—
Convertible notes issuance costs	(4,268)	—	—
Proceeds from issuance of common stock	251	2,020	8,940
Shares withheld for payment of employee's withholding tax liability	(570)	(686)	(753)
Net cash used in financing activities	(157,836)	(81,350)	(110,886)
Net (decrease) increase in cash and cash equivalents	(68,842)	(15,935)	9,175
Cash and cash equivalents at beginning of year	110,949	126,884	117,709
Cash and cash equivalents at end of period	$42,107	$110,949	$126,884
Supplemental Disclosure of Cash Flow Information
Net cash paid (received) for income taxes	$4,401	$6,472	$121
Cash paid for interest	$37,788	$48,440	$55,542
Non-cash consideration for in-process research and development	$—	$—	$19,900
Accrued research and development	$—	$—	$5,000
Capital expenditures incurred but not yet paid	$500	$212	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Our Company

Assertio Therapeutics, Inc. (Assertio or the Company) is a leading diversified, specialty pharmaceutical company focused on distinctive products that offer enhanced therapeutic options for patients in need, while maintaining the highest ethical standards in all our business practices.

As of December 31, 2019, the Company’s specialty pharmaceutical business consisted primarily of Gralise® (gabapentin), a once daily product for the management of postherpetic neuralgia (PHN) that we launched in 2011; CAMBIA®(diclofenac potassium for oral solution), a nonsteroidal anti-inflammatory drug for the acute treatment of migraine attacks, acquired by the Company in December 2013; and Zipsor® (diclofenac potassium liquid filled capsules), a nonsteroidal anti-inflammatory drug for the treatment of mild to moderate acute pain, acquired by the Company in June 2012, marketed in the U.S.

On December 4, 2017, the Company announced a commercialization agreement with Collegium Pharmaceutical, Inc. (Collegium), pursuant to which the Company granted Collegium the right to commercialize the NUCYNTA franchise of products in the U.S. (the Commercialization Agreement). Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing, and the Company received royalties on all NUCYNTA revenues based on certain net sales thresholds.

On December 12, 2019, the Company announced it entered into an agreement with Golf Acquiror LLC, an affiliate to Alvogen, Inc. (Alvogen), a global privately held pharmaceutical company, under which Alvogen acquired and assumed all responsibilities associated with the product Gralise (gabapentin). Under the terms of the agreement, Alvogen will pay Assertio a total value of $127.5 million. This included $75.0 million in cash at closing on January 10, 2020, and the balance payable as 75% of Alvogen’s first $70.0 million of Gralise net sales after the closing. Alvogen also paid the Company for certain inventories relating to Gralise.

On February 6, 2020, the Company announced it entered into a definitive agreement with Collegium pursuant to which Collegium acquired the NUCYNTA franchise of products from the Company, and assumed certain contracts, liabilities and obligations of the Company relating to the NUCYNTA products, including those related to manufacturing and supply, post-market commitments and clinical development costs. Under the terms of the agreement, Collegium paid Assertio $375.0 million in cash at closing on February 13, 2020, less royalties paid to the Company in 2020. Collegium also paid the Company for certain inventories relating to the products.

On February 13, 2020, the Company repaid in full its outstanding aggregate principal amount of senior secured notes (Senior Notes) pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) and all subsequent amendments to the Note Purchase Agreement.

On February 19, 2020, the Company announced it entered into separate, privately negotiated agreements with a limited number of holders of the Company’s 2021 Notes and 2024 Notes to repurchase approximately $188.0 million aggregate principal amount of the outstanding 2021 Notes and 2024 Notes.

Basis of Preparation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and U.S. Securities and Exchange Commission (SEC) regulations for annual reporting

In connection with the preparation of the financial statements for the year ended December 31, 2019, the Company evaluated whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within twelve months after the date of the issuance of these financial statements noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Depomed Bermuda Ltd (Depo Bermuda), Depo NF Sub, LLC (Depo NF Sub) and Depo DR Sub, LLC (Depo DR Sub). These subsidiaries are all holding companies created to facilitate certain transactions and serve in certain administrative capacities. There are no material operating results from these subsidiaries and all intercompany accounts and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Additionally, estimates are used in determining items such as sales discounts and returns, depreciable and amortizable lives, share-based compensation assumptions and taxes on income. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company, actual results could differ materially from these estimates.

Cash, Cash Equivalents, Short-term Investments and Marketable Securities

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. All marketable securities with original maturities at the date of purchase greater than three months and remaining maturities of less than one year are classified as short-term investments. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents, short-term investments and marketable securities with high-quality U.S. government and financial institutions and to date has not experienced material losses on any of its balances.

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

Inventories

Inventories are stated at the lower of cost or net realizable value with cost determined by specific manufactured lot. Inventories consist of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs. Additionally, the Company writes off the value of inventory for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and projected demand.

Investments

Assertio has two long-term investments as of December 31, 2019. During the year ended December 31, 2018, Assertio invested $3.0 million in a company engaged in medical research. This investment is structured as a long-term loan receivable with a convertible feature and is valued at amortized cost.

Assertio received warrants to purchase Collegium stock in conjunction with the November 2018 amendment to the Commercialization Agreement. Such warrants are measured at fair value with changes in fair value recorded in Other income, net on the Company’s Consolidated Statements of Comprehensive Income.

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

Intangible Assets

Intangible assets consist of purchased developed technology and trademarks that are accounted for as definite-lived intangible assets subject to amortization. The Company determines the fair values of acquired intangible assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to, developing appropriate discount rates and estimating future cash flows from product sales and related expenses. The fair value recorded is amortized on a straight-line basis over the estimated useful life of the asset. The Company evaluates purchased intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the fair value of the asset is lower than the carrying amount. To test for impairment, the Company estimates undiscounted future cash flows expected to result from the use of the asset and its eventual disposition and compares that amount to the asset’s carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions.

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

Commercialization Agreement

The Company derives revenue under the Commercialization Agreement with Collegium whereby the Company granted Collegium the right to commercialize the NUCYNTA franchise of products in the U.S. The Company entered into the Commercialization Agreement in December 2017, which became effective in January 2018, and amended the agreement in August 2018 and in November 2018. The Company views its performance obligations as a series of distinct goods or services that are substantially the same and that have the same pattern of transfer. Prior to the November 2018 amendment, the consideration related to the license and facilitation services was fixed and recognized ratably over the contract term. Following the November 2018 amendment, the royalty payments represent variable consideration that are subject to the sales-based royalty exception for licenses of intellectual property and are recognized at the later of (i) when the subsequent product sales occur or (ii) the performance obligation, to which some or all of the sales-based royalty has been allocated, has been satisfied.

The Company is responsible for royalty payments to a third party related to sales of NUCYNTA. Prior to the November 2018 amendment, Collegium became primarily responsible for these royalties in connection with the Commercialization Agreement; however, a portion of these payments remained the responsibility of the Company. Following the November 2018 amendment, effective January 1, 2019, Collegium became responsible for the third-party royalty payments entirely. As the Company is not actively commercializing NUCYNTA, such royalties are recorded by the Company on a systematic basis in proportion to the underlying net product sales, subject to the sales-based royalty exemption for license of intellectual property, and are included as gross-to-net adjustments in the related revenue line in the Company’s Statements of Comprehensive Income. Such amounts, over the course of the calendar year, have no net impact.

 Product Sales

The Company sells commercial products to wholesale distributors and specialty pharmacies. Product sales revenue is recognized when title has transferred to the customer and the customer has assumed the risks and rewards of ownership, which typically occurs on delivery to the customer. The Company’s performance obligation is to deliver product to the customer, and the performance obligation is completed upon delivery. The transaction price consists of a fixed invoice price and variable product sales allowances, which include rebates, discounts and returns. Product sales revenues are recorded net of applicable sales tax and reserves for these product sales allowances. Receivables related to product sales are typically collected one to two months after delivery.

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

Wholesaler and Pharmacy Discounts—The Company offers contractually determined discounts to certain wholesale distributors and specialty pharmacies that purchase directly from it. These discounts are either taken off invoice at the time of shipment or paid to the customer on a quarterly basis one to two months after the quarter in which product was shipped to the customer.

Prompt Pay Discounts—The Company offers cash discounts to its customers (generally 2% of the sales price) as an incentive for prompt payment. Based on the Company’s experience, the Company expects its customers to comply with the payment terms to earn the cash discount.

Patient Discount Programs—The Company offers patient discount co-pay assistance programs in which patients receive certain discounts off their prescriptions at participating retail and specialty pharmacies. The discounts are reimbursed by the Company approximately one month after the prescriptions subject to the discount are filled.

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

Royalties

For arrangements that include sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

We currently have the right to receive royalties based on sales of CAMBIA in Canada, which are recognized as revenue when the related sales occur as there are no continuing performance obligations by the Company under those agreements.

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

Leases

The Company adopted ASC 842, Leases (ASC 842), on January 1, 2019 using the modified retrospective approach with cumulative effect. There was no adjustment to the Company's opening balance of accumulated deficit resulting from the adoption of this guidance. In addition, the Company elected the package of practical expedients, which among other things, allowed for the carryforward of the historical lease classification. The Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Prior to the adoption of ASC 842, the Company accounted for its operating leases in accordance with ASC 840. Under ASC 840, only capital leases were recognized on the balance sheet and therefore the Company’s operating leases were reflected in the financial statement footnotes. The adoption of ASC 842 did not materially affect the Company’s consolidated comprehensive income.

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

The Company accounts for operating leases with an initial term of 12 months or less on a straight-line basis over the lease term in the Consolidated Statements of Comprehensive Income.

Stock‑Based Compensation

The Company’s stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs), and purchases under the Company’s employee stock purchase plan (ESPP). The Company accounts for forfeitures as they occur for each type of award. Stock-based compensation expense related to restricted stock unit awards (RSUs) is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period.

The stock-based compensation expense related to performance share units (PSUs) is estimated at grant date based on the fair value of the award. The PSU awards are measured exclusively to the relative total shareholder return (TSR) performance, which is measured against the three-year TSR of a custom index of companies. The actual number of shares awarded is adjusted to between zero and 200% of the target award amount based upon achievement in each of the three independent successive one-year tranches. TSR relative to peers is considered a market condition under applicable authoritative guidance. For PSUs granted with vesting subject to market conditions, the fair value of the award is determined at grant date using the Monte Carlo model, and expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied. The Monte Carlo valuation model considers a variety of potential future share prices for Assertio and our peer companies in a selected market index.

The Company uses the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan (ESPP) shares. The determination of the fair value of stock-based payment awards on the date of grant using an option valuation model is affected by our stock price as well as assumptions, which include the expected term of the award, the expected stock price volatility, risk-free interest rate and expected dividends over the expected term of the award. The Company uses historical option exercise data to estimate the expected term of the options. The Company estimates the volatility of our common stock price by using the historical volatility over the expected term of the options. The Company bases the risk-free interest rate on U.S. Treasury zero coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore, uses an expected dividend yield of zero in the option valuation model. Stock-based compensation expense related to the ESPP and options is recognized on a straight-line basis over its respective term.

Research and Development Expense and Accruals

Research and development expenses include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs, allocations of corporate costs, as well as post-marketing clinical studies. All such costs are charged to research and development expense as incurred. These expenses result from the Company’s independent research and development efforts as well as efforts associated with collaborations. The Company reviews and accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Acquired In-Process Research and Development

The initial costs of rights to IPR&D projects acquired in an asset acquisition are expensed as IPR&D unless the project has an alternative future use. Development costs incurred after an acquisition are expensed as incurred.

Shipping and Handling Costs

Shipping and handling costs incurred for product shipments are recorded in cost of sales in the Statements of Comprehensive Income.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense for the years ended December 31, 2019, 2018 and 2017 were $0.7 million, $0.8 million and $3.7 million, respectively.

Restructuring

Restructuring costs are included in (Loss) income from operations in the Consolidated Statements of Comprehensive Income. The Company has accounted for these costs in accordance with ASC 420, Exit or Disposal Cost Obligations (ASC 420) and ASC 712, Compensation - Nonretirement Postemployment Benefits (ASC 712). The one-time termination benefits are recorded at the time they are communicated to the affected employees. Ongoing benefits are recognized when they are estimable and probable.

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

Segment Information

The Company operates in one operating segment and has operations and long-lived assets solely in the U.S. To date, all of the Company’s revenues from product sales are related to sales in the U.S.

Concentration of Risk

The Company is subject to credit risk from its accounts receivable related to product sales and royalties. The three large, national wholesale distributors represent the vast majority of the Company’s business and represented the following percentages of product shipments and accounts receivable for the years ended December 31, 2019, 2018 and 2017.

	Consolidated revenue			Accounts Receivable related to product sales
	2019	2018	2017	2019	2018	2017
McKesson Corporation	16%	14%	36%	46%	28%	41%
AmerisourceBergen Corporation	12%	13%	27%	17%	28%	27%
Cardinal Health	10%	11%	26%	25%	32%	23%
Collegium	52%	55%	—%	—%	—%	—%
All others	10%	7%	11%	12%	12%	9%
Total	100%	100%	100%	100%	100%	100%

Accounts receivable balances related to product sales were $38.4 million and $23.1 million for the years ended December 31, 2019 and 2018, respectively. To date, the Company has not experienced any bad debt losses with respect to the collection of its accounts receivable and believes that its entire accounts receivable balances are collectible.

Receivables related to Collegium following the commencement of the Commercialization Agreement in 2018 were $4.1 million at December 31, 2019. Inventory held on behalf of Collegium, which is in production at contract manufacturers and will be provided to Collegium following the completion of production of $1.5 million, is held in Prepaid and other current assets on the Company’s consolidated balance sheets as of December 31, 2019.

The Company is dependent upon third-party manufacturers to supply product for commercialize use. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for all commercialized products. Such production arrangements could be adversely affected by a significant interruption which would negatively impact the supply of final drug product. The Company relies on a single third‑party contract manufacturer organization in Puerto Rico to manufacture Gralise and one third‑party supplier for the supply of gabapentin, the active pharmaceutical ingredient in Gralise. The Company also relies on single third party contract suppliers: MiPharm, S.p.A. and Catalent Ontario Limited for supply of CAMBIA and Zipsor, respectively. Janssen Pharmaceuticals is the sole source supplier of NUCYNTA ER and Halo is the sole supplier of NUCNYTA. Effective January 10, 2020 and February 13, 2020, the Company divested its rights, title and interest in and to Gralise and its NUCYNTA franchise, respectively.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). This guidance enhances comparability and transparency among organizations by requiring the recognition of right-of-use assets and liabilities on the balance sheet for both financing and operating leases greater than 12 months. The Company adopted the standard as of January 1, 2019 using the modified retrospective approach with cumulative effect. There was no adjustment to the Company's opening balance of accumulated deficit resulting from the adoption of this guidance. In addition, the Company elected the package of practical expedients, which among other things, allowed for the carryforward of the historical lease classification. The Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The new standard did not materially affect the Company’s consolidated comprehensive income nor have a notable impact on its liquidity. The standard had no impact on the Company’s debt-covenant compliance under its current agreements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (ASU 2016-13): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. Early adoption is permitted; however, the Company will adopt the standard in the first quarter of 2020. The Company determined that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-18 Collaborative Arrangements (ASU 2018-18), which clarifies the interaction between ASC 808, Collaborative Arrangements (ASC 808) and ASC 606, Revenue from Contracts with Customers (ASC 606). The update clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. This update will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606 and early adoption is permitted. The Company will adopt the standard in the first quarter of 2020 and has determined that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Accounting for Cloud Computing Arrangements (Subtopic 350-40), which provides new guidance on the accounting for implementation, set-up, and other upfront costs incurred in a hosted cloud computing arrangement. Under the new guidance, entities will apply the same criteria for capitalizing implementation costs as they would for an internal-use software license arrangement. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. This ASU can be adopted prospectively to eligible costs incurred on or after the date of adoption or retrospectively. The Company will adopt the standard in the first quarter of 2020 and has determined that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement Disclosure Framework (ASU 2018-03), which is part of a broader disclosure framework project by the FASB to improve the effectiveness of disclosures by more clearly communicating the information to the user. Modifications to the required disclosures are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company will adopt the standard in the first quarter of 2020 and has determined that the adoption of this guidance will not materially impact on the Company’s disclosures.

In December 2019, the FASB issued ASU 2019-12 Income Taxes (ASU 2019-02): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions of Topic 740 including: exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are also additional areas of guidance in regard to: franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

NOTE 2. REVENUE

The following table summarizes revenue from contracts with customers for the years ended December 31, 2019, 2018 and 2017 (in thousands) into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Year ended December 31,
	2019	2018	2017
Product sales, net:
Gralise	$63,124	$58,077	$77,034
CAMBIA	32,453	35,803	31,597
Zipsor	12,498	16,387	16,700
Total neurology product sales, net	108,075	110,267	125,331
NUCYNTA products	927	18,944	239,539
Lazanda	(196)	755	15,010
Total product sales, net	108,806	129,966	379,880
Commercialization agreement:
Commercialization rights and facilitation services, net	118,614	100,038	—
Revenue from transfer of inventory	—	55,705	—
Royalties and milestone revenue	2,084	26,061	844
Total revenues	$229,504	$311,770	$380,724

NUCYNTA product sales for the year ended December 31, 2018 reflect the Company’s sales of NUCYNTA between January 1 and January 8, 2018. During the first quarter of 2018, in connection with the Collegium transaction, the Company recognized revenue of $12.5 million related to the release of NUCYNTA sales reserves which were primarily recorded in the fourth quarter of 2017, as financial responsibility for those reserves transferred to Collegium upon closing of the Commercialization Agreement. During the years ended December 31, 2019 and 2018, the Company recognized sales reserve estimate adjustments related to sales recognized for NUCYNTA and Lazanda in prior periods.

Original Commercialization Agreement with Collegium

In December 2017, the Company, Collegium and Collegium NF, LLC, a Delaware limited liability company and wholly owned subsidiary of Collegium (Newco), entered into a Commercialization Agreement (Commercialization Agreement), pursuant to which the Company granted Collegium the right to commercialize the NUCYNTA franchise of products in the U.S. Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. The Company also agreed to provide services to Collegium, including to arrange for the supply of NUCYNTA products by the Company’s existing contract manufacturing organizations (“CMOs”) (the “Facilitation Services”). The Company identified the following three promised goods and services under the Commercialization Agreement: (1) the license to commercialize the NUCYNTA products (License), (2) services to arrange for supplies of NUCYNTA products using the Company’s existing contract manufacturing contracts with third parties (Facilitation Services); and (3) the transfer of control of all NUCYNTA finished goods held at closing (Inventory Transfer).

The Inventory Transfer was deemed to be a distinct performance obligation which was completed during the first quarter of 2018. The Company concluded that the License and the Facilitation Services are not distinct from one another as the Commercialization Agreement does not grant to Collegium a license to manufacture NUCYNTA. The Company (i) exclusively controls the intellectual property underlying the NUCYNTA products for the U.S. market, (ii) retains responsibility for facilitating NUCYNTA product supply through its CMOs, and (iii) exclusively maintains all CMO contractual relationships. As a result, Collegium’s right to commercialize NUCYNTA is inherently dependent upon the Facilitation Services. Because (i) Collegium is contractually required to use the Facilitation Services to arrange for product supply and (ii) tapentadol is a Schedule II controlled substance for which manufacturing arrangements are not easily transferred or bypassed, there is strong interdependency between the License and the Facilitation Services. These Facilitation Services are administrative in nature but necessary for the commercialization right to have utility to Collegium.

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

Amended Commercialization Agreement with Collegium

On November 8, 2018, the Company, Collegium and Newco entered into a third amendment to the Commercialization Agreement (the Commercialization Amendment). Pursuant to the Commercialization Amendment, the royalties payable by Collegium to the Company in connection with Collegium’s commercialization of NUCYNTA were amended such that effective as of January 1, 2019 through December 31, 2021, the Company will receive: (i) 65% of net sales of NUCYNTA up to $180.0 million, plus (ii) 14% of annual net sales of NUCYNTA between $180.0 million and up to $210.0 million, plus (iii) 58% of annual net sales of NUCYNTA between $210.0 million and $233.0 million, plus (iv) 20% of annual net sales of NUCYNTA between $233.0 million and up to $258.0 million, plus (v) 15% of annual net sales of NUCYNTA above $258.0 million. The Commercialization Amendment does not change the royalties that the Company will receive on annual net sales of NUCYNTA by Collegium for the period beginning January 1, 2022 and for each year of the Commercialization Agreement term thereafter.

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

In connection with the Commercialization Amendment, Collegium issued the Company a warrant to purchase up to 1,041,667 shares of Collegium common stock at an exercise price of $19.20 per share (Warrant). The Warrant is exercisable for a period of four years and contains customary terms, including with regard to net exercise. The Warrant was valued at $8.8 million as of the date of the Commercialization Amendment and is considered to be a component of the fixed consideration associated with the Commercialization Agreement. These Warrants are included in Investments on the Company’s consolidated balance sheet; however, as they are non-cash they do not impact investing cash flows.

In November 2018, the Company determined the total fixed elements of the transaction price following the Commercialization Amendment to be $157.0 million, which consisted of $132.0 million in total annual minimum royalty payments for 2018, the $10.0 million upfront fee, the $6.2 million payment for NUCYNTA finished goods inventory and the $8.8 million attributed to the Warrant. There were no new performance obligations following the modification of the Commercialization Agreement and at the time of the modification, the remaining periods in the series of services related to the single performance obligation to deliver the license and provide facilitation services are distinct from those prior to the modification. As a result, the modification was accounted for as a termination of the old arrangement and the entering into of a new agreement, in accordance with the guidance of ASC 606.

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

Revenue from the Commercialization Agreement

For the year ended December 31, 2019, the Company recognized net revenue from the Commercialization Agreement of $118.6 million. This is primarily consisting of sales-based variable royalty revenue for the year ended December 31, 2019 of $118.6 million. Variable royalty revenue became effective for sales beginning January 1, 2019 as recognition of such royalties are constrained by the sales-based royalty exception related to intellectual property. Other components of net revenue from the Commercialization Agreement include the amortization of revenue from contract liabilities arising from the warrants and prepayments received, amortization of the contract asset arising from the Inventory Transfer, and variable consideration revenue for reimbursement of certain shared costs. In addition, there were no remaining net expenses related to the third-party royalties which have been paid in full by Collegium on behalf of Assertio for the year ended December 31, 2019. It is the Company’s expectation that, in accordance with the amended Commercialization Agreement, Collegium will pay the full royalty owed to the third-party in 2019, 2020 and 2021 and that such amounts, over the course of the calendar year, will have no net impact to the Company.

For the year ended December 31, 2018, the Company recognized royalty revenue from the Commercialization Agreement of $100.0 million. The Company also recognized $55.7 million of revenue related to the Inventory Transfer upon closing in January 2018.

Effective as of February 13, 2020, the Company divested its rights, title and interest in and to its NUCYNTA franchise of products in the U.S. to Collegium. In connection with the sale, the Commercialization Agreement terminated at closing with certain specified provisions of the Commercialization Agreement surviving in accordance with the terms of the purchase agreement.

Collaboration and License Agreements

Nuvo Pharmaceuticals, Inc. (Nuvo) In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now Nuvo Pharmaceuticals, Inc.) granting it the rights to commercially market CAMBIA in Canada. Nuvo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We receive royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. During the year ended December 31, 2019, we recognized $2.1 million of revenue related to CAMBIA in Canada. The revenue recognized in 2019 included a $0.3 million one-time amendment fee to support the continued collaboration with our partner in Canada following their acquisition and a $0.5 million milestone payment. During the year ended December 31, 2018, we recognized $0.8 million of revenue related to CAMBIA in Canada. We will receive additional one-time contingent milestone payments upon the achievement of scaling twelve-month cumulative sales targets and certain development milestones in the future.

PDL BioPharma, Inc. (PDL) In October 2013, we sold our interests in royalty and milestone payments under our license agreements relating to our Acuform technology in the Type 2 diabetes therapeutic area to PDL for $240.5 million. On August 2, 2018, we sold our remaining interest in such payments to PDL for $20.0 million. The $20.0 million of revenue was recognized as royalty revenue for the year ended December 31, 2018.

Ironwood Pharmaceuticals, Inc. The future contingent milestones under the Ironwood Agreement are considered variable consideration and are estimated using the most likely method. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment. There was no revenue recognized under this agreement for the year ended December 31, 2019. During the second and third quarter of 2018, the Company recognized and collected a $5.0 million milestone payment related to the dosing of the first patient in a Phase 3 trial.

Contract Assets

The following table presents changes in the Company’s contract assets as of December 31, 2019 (in thousands):

	Balance as of			Balance as of
	December 31, 2018	Additions	Deductions	December 31, 2019
Contract assets:
Contract asset - CAMBIA Canada	$—	$300	$(300)	$—
Contract asset - Collegium, net	2,416	783	(1,303)	1,896
	$2,416	$1,083	$(1,603)	$1,896

The Collegium contract asset, net represents the conditional right to consideration for completed performance under the Commercialization Agreement arising from the transfer of inventory to Collegium on the date of closing of the agreement in January 2018 net of the contract liability of $10.0 million resulting from the upfront payment received and the $8.8 million of warrants received. Portions of the contract asset are reclassified to accounts receivable when the right to consideration becomes unconditional. As of December 31, 2019, $0.8 million and $1.1 million of the contract asset has been recorded within prepaid and other current assets and other long-term assets, respectively.
NOTE 3. ACCOUNTS RECEIVABLES, NET

Accounts receivables, net, consist of the following (in thousands):

	December 31,
	2019	2018
Receivables related to product sales, net	$38,353	$23,078
Receivables from Collegium	4,104	14,011
Other	287	122
Total accounts receivable, net	$42,744	$37,211

As of December 31, 2019 and 2018, allowances for cash discounts for prompt payment were $1.2 million and $0.4 million, respectively.

NOTE 4. INVENTORIES, NET

Inventories, net, consist of raw materials, work-in-process and finished goods are stated at the lower of cost or net realizable value and consists of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$1,065	$1,376
Work-in-process	426	732
Finished goods	1,921	1,288
Total	$3,412	$3,396

    As of December 31, 2019 and 2018 inventory reserves were $0.4 million and $0.7 million, respectively.

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	December 31,
	2019	2018
Furniture and office equipment	$2,557	$2,237
Machinery and equipment	2,731	11,391
Laboratory equipment	221	351
Leasehold improvements	9,858	9,858
	15,367	23,837
Less: Accumulated depreciation and amortization	(11,870)	(10,773)
Property and equipment, net	$3,497	$13,064

Depreciation expense was $1.2 million, $4.7 million and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Depreciation for the year ended December 31, 2018 includes $2.7 million of accelerated depreciation related to leasehold improvements in our former Newark, California headquarters upon the exit of that facility in 2018.

During the third quarter of 2019, the Company committed to a plan to dispose by abandonment certain owned machinery, with a carrying value of $9.6 million, residing at a manufacturing supplier as it would no longer be used in future production. The Company recognized a loss on disposition of equipment of $10.1 million, inclusive of $0.5 million for disposal costs, in Selling, general and administrative expenses in the Company’s consolidated statements of comprehensive income for the year ended December 31, 2019.

NOTE 6. INTANGIBLE ASSETS

The gross carrying amounts and net book values of the Company’s intangible assets were as follows (in thousands):

	December 31, 2019					December 31, 2018
Product rights	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
NUCYNTA	6.0	$1,019,978	$(455,192)	$(189,790)	$374,996	$1,019,978	$(360,891)	$659,087
CAMBIA	4.0	51,360	(31,027)	—	20,333	51,360	(25,891)	25,469
Zipsor	2.2	27,250	(22,044)	—	5,206	27,250	(19,707)	7,543
		$1,098,588	$(508,263)	(189,790)	$400,535	$1,098,588	$(406,489)	$692,099

Amortization expense was $101.8 million, $101.8 million and $102.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company evaluates the intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At December 31, 2019 the Company determined there were indicators of impairment present related to the NUCYNTA intangible asset based on current unfavorable commercial outlook resulting in a downward revision to the expected future cash flows from the NUCYNTA franchise. As a result, we recognized an impairment loss of $189.8 million on the NUCYNTA intangible asset to reduce the carrying value of $564.8 million to its estimated fair value of $375.0 million at December 31, 2019. The evaluation of fair value was determined under ASC 820, Fair Value Measurement (ASC 820) as the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date of December 31, 2019. The fair value was based on a combination of an income approach and the observable transaction price from Collegium’s purchase of the NUCYTNA franchise in February 2020. The income approach consisted of the present value of future cash flows that a market participant would expect to receive from holding the asset in its current use. This included assumptions of a market participant’s view such as, but not limited to, future product net sales, related operating expenses, competitive landscape, and a discount rate to reflect the risk inherent in the future cash flows.

The Company expects future amortization expense, inclusive of the effect of the sale of the NUCYNTA asset on February 13, 2020, to be as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2020	$13,400
2021	7,473
2022	5,668
2023	4,925
Thereafter	—
Total	$31,466

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Accrued compensation	$6,188	$5,475
Accrued royalties	887	2,773
Accrued restructuring and one-time termination costs	3,763	1,578
Other accrued liabilities	8,110	21,535
Total accrued liabilities	$18,948	$31,361

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

The Senior Notes will mature on April 14, 2021 (unless earlier prepaid or repurchased), are secured by substantially all of the assets of the Company and any subsidiary guarantors, and bear interest at the rate equal to the lesser of (i) 9.75% over the three-month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate for the three months ended December 31, 2019 and 2018 was 11.83% and 12.15%, respectively.

In April 2017, the Company prepaid and retired $100.0 million of the Senior Notes and paid a $4.0 million prepayment fee. In November 2017, the Company prepaid and retired an additional $10.0 million of the Senior Notes and paid a $0.4 million prepayment fee in connection with the Company’s entry into the Collegium Commercialization Agreement. During 2017 the Company recorded a net loss on prepayment of the Senior Notes of $5.9 million, which represented the prepayment fees of $4.4 million and the immediate recognition of unamortized balances of debt discount and debt issuance costs of $1.5 million. This loss is recorded as a loss on prepayment of Senior Notes in the consolidated statements of operations for 2017.

The balance of the Senior Notes can be prepaid, at the Company’s option or following a Major Transaction or asset disposition. If the successor entity in a Major Transaction, as defined in the Note Purchase Agreement, does not satisfy specified qualification criteria, the Purchasers may require the Company to prepay the Senior Notes upon consummation of the

Major Transaction in an amount equal to the principal amount of outstanding Senior Notes, accrued and unpaid interest and a prepayment premium in an amount equal to what the Company would have otherwise paid in an optional prepayment described below. In addition, the Company is required to make mandatory prepayments on the Senior Notes in an amount equal to the proceeds it receives in connection with asset dispositions in excess of $10.0 million, together with accrued and unpaid interest on the principal amount prepaid.

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

On December 4, 2017, the Company and the Purchasers entered into a Second Amendment to the Note Purchase Agreement (the Second Amendment). The Second Amendment facilitated the Company’s entry into the Collegium Commercialization Agreement.

In connection with its entry into the Commercialization Agreement, the Purchasers (i) waived the requirement that some or all of the Asset Disposition Proceeds realized from the granting of the Exclusive License be used to prepay the outstanding principal amount of the Notes pursuant to Section 2.7(b) of the Note Purchase Agreement and (ii) agreed to (a) replace the minimum net sales covenant in Section 6.7 of the Note Purchase Agreement with a minimum EBITDA covenant, and (b) made certain other amendments related to the amortization of the Notes and prepayment premiums, all of which were revised by subsequent amendments to the Note Purchase Agreement, as noted below. The Commercialization Amendment also modified the repayment schedule; and required the Company to prepay and retire $10.0 million of the Senior Notes and pay a $0.4 million prepayment fee. The Company paid a $3.0 million upfront non-refundable amendment fee which was capitalized and is being amortized over the remaining term of the Senior Notes using the effective interest method. The Purchasers also consented to terms and conditions of the Commercialization Amendment to the Commercialization Agreement with Collegium described in “Note 2 - Revenue.”

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

In August 2019, the Company entered into a Fifth Amendment to the Note Purchase Agreement (the Fifth Amendment) with respect to the Note Purchase Agreement, dated as of March 12, 2015. The Fifth Amendment modified certain provision of the Note Purchase Agreement to facilitate the exchange of the Company’s 2.50% Convertible Senior Notes Due 2021, including providing the Company the ability to use up to $30.0 million in connection with the exchange. The Fifth Amendment included a $4.4 million exit fee due upon the earlier of the maturity date or date of full repayment of the Senior Notes, which was accounted as an increase in discount on the Senior Notes and accrued in Other long-term liabilities on the consolidated balance sheet. The incremental discount is being amortized over the remaining term of the Senior Notes using the effective interest method.

In December 2019 the Company entered into the Sixth Amendment to the Note Purchase Agreement (the Sixth Amendment) with respect to the Note Purchase Agreement, dated as of March 12, 2015. The Sixth Amendment was executed in connection with the divestiture of Gralise and became effective upon the completion of the sale on January 10, 2020. The Sixth Amendment, among other things, provides that a portion of the purchase price shall be used to prepay $60.5 million principal, which is subject the applicable prepayment fee. The Sixth Amendment also modified the principal payment schedule and minimum net sales covenant as of the closing date of the sale, January 10, 2020. The amounts related to the Senior Notes on the Company’s consolidated balance sheet as of December 31, 2019 do not reflect the prepayment or other amended terms of the Sixth Amendment. See “Note 15. Acquisitions and Divestitures” for discussion of the transaction.

The Senior Notes and related indenture contain customary covenants, including, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The Company was in compliance with its covenants with respect to the Senior Notes as of December 31, 2019.

The following is a summary of the carrying value of the Senior Notes as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Principal amount of the Senior Notes	$162,500	$282,500
Unamortized debt discount balance	(4,035)	(2,541)
Unamortized debt issuance costs	(2,022)	(1,650)
Total Senior Notes	$156,443	$278,309

The debt discount and debt issuance costs are amortized as interest expense using the effective interest method. The following is a summary of Senior Notes interest expense for 2019, 2018 and 2017 (in thousands):

	December 31,
	2019	2018	2017
Contractual interest expense	$25,559	$38,242	$44,212
Amortization of debt discount and debt issuance costs	5,783	3,589	2,631
Total interest expense	$31,342	$41,831	$46,843

As of December 31, 2019, the Company was scheduled to make Senior Notes principal payments of $80.0 million and $82.5 million prior to December 31, 2020 and December 31, 2021, included within the Current portion of Senior Notes and Senior Notes on the Company’s consolidated balance sheet, respectively.

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

The Convertible Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options (ASU Subtopic 470-20). Pursuant to ASC Subtopic 470-20, since the Convertible Notes can be settled in cash, shares of common stock or a combination of cash and shares of common stock at the Company’s option, the Company is required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The effective interest rate used in determining the liability component of the Convertible Notes was 9.34%. This resulted in the initial recognition of $226.0 million as the liability component net of a $119.0 million debt discount with a corresponding net of tax increase to paid-in capital of $73.3 million representing the equity component of the Convertible Notes. The underwriting discount of $10.4 million and offering expenses of $0.4 million were allocated between debt issuance costs and equity issuance costs in proportion to the allocation of the proceeds. Equity issuance costs of $3.7 million related to the convertible notes were recorded as an offset to additional paid-in capital.

On August 13, 2019, the Company entered into separate, privately negotiated exchange agreements (the Exchange Agreements) with a limited number of holders of the Company’s 2021 Notes. The Company exchanged (the Convertible Note Exchange) $200.0 million aggregate principal amount of the 2021 Notes for a combination of (a) its new $120.0 million aggregate principal amount of 5.00% Convertible Senior Notes due August 15, 2024 (the 2024 Notes), (b) an aggregate cash payment of $30.0 million, and (c) an aggregate of 15.8 million shares of the Company’s common stock. The Company did not receive any cash proceeds from the issuance of the 2024 Notes or the issuance of the shares of its common stock. In connection with the Convertible Note Exchange a beneficial owner holding more than 10% of the Company’s common stock exchanged$22.0 million in aggregate principal of the 2021 Notes for a combination of $13.2 million in aggregate principal of the 2024 Notes, 1.7 million shares of the Company’s common stock, and $3.5 million in cash.

The Convertible Note Exchange was accounted for in accordance with ASC 470-50, Debt Modifications and Extinguishments (ASC 470-50). Pursuant to ASC 470-50, the Convertible Note Exchange was deemed to be an extinguishment of debt as there was a substantive modification in the conversion option of the 2024 Notes from 2021 Notes. During the three months ended September 30, 2019, the Company recognized a $26.4 million gain on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2021 Notes just prior to Convertible Note Exchange. The Company also recognized reacquisition of $6.2 million in additional paid-in capital related to the equity component of the 2021 Notes based on the excess of the fair value of total considerations provided in the Convertible Note Exchange against the fair value of the 2021 Notes just prior to the Convertible Note Exchange. The components of total consideration given in the Convertible Note Exchange consisted of (a) the new 2024 Notes, (b) an aggregate cash payment of $30.0 million, and (c) an aggregate of 15.8 million shares of the Company’s common stock. Upon completion of the Convertible Note Exchange, the aggregate principal amount of the 2021 Notes was reduced by $200.0 million to $145.0 million, the unamortized debt discount and debt issuance costs was reduced by $26.1 million to $18.9 million and the carrying amount of the equity component was reduced by $6.2 million to $112.8 million.

The closing price of the Company’s common stock did not exceed 130% of the $19.24 conversion price, for the required period during the quarter ended December 31, 2019. As a result, the 2021 Notes are not convertible as of December 31, 2019.

The following is a summary of the liability component of the Convertible Notes as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Principal amount of the 2021 Notes	$145,000	$345,000
Unamortized discount of the liability component	(14,963)	(54,521)
Unamortized debt issuance costs	(725)	(2,681)
Total 2021 Notes	$129,312	$287,798

The debt discount and debt issuance costs are amortized as interest expense using the effective interest method. The following is a summary of interest expense for 2019, 2018 and 2017 (in thousands):

	December 31,
	2019	2018	2017
Stated coupon interest	$6,708	$8,624	$8,625
Amortization of debt discount and debt issuance costs	15,398	18,288	16,784
Total interest expense 2021 Notes	$22,106	$26,912	$25,409

5.00% Convertible Senior Notes Due 2024

On August 13, 2019, as part of the Convertible Note Exchange, the Company issued $120.0 million aggregate principal of 2024 Notes which mature on August 14, 2024 and bear interest at a rate of 5.0%, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020. The 2024 Notes were issued pursuant to the Third Supplemental Indenture (the Third Indenture), dated August 13, 2019, to the indenture of the 2021 Notes, dated September 9, 2014, between the Company and the Bank of New York Mellon Trust Company, N.A.

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

On or after August 20, 2020, the Company may redeem for cash all or part of the notes, at its option, if the last reported sale price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price is equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon conversion as a result of an optional redemption by the Company, the holder will also receive a payment equal to all remaining required interest payments due on each $1,000 principal amount being converted through and including the maturity date (excluding accrued but unpaid interest to the applicable conversion date), known as an interest make-whole payment. The Company may pay any interest make-whole amount either in cash, in shares of common stock or a combination thereof, at its election.

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

Additionally, if the Company consolidates or merges with or into, sells, conveys, transfers or leases its consolidated properties and assets substantially as an entirety to a foreign entity, it may be required to pay additional amounts for withholding taxes, duties, assessments or governmental charges as necessary to the 2024 Note holders.

The 2024 Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options (ASC Subtopic 470-20). Pursuant to ASC Subtopic 470-20, since the 2024 Notes can be settled in cash, shares of common stock or a combination of cash and shares of common stock at the Company’s option, the Company is required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The effective interest rate used in determining the liability component of the 2024 Notes was 17.82%. The fair value of the 2024 Notes, which also represents the proceeds received, was $98.4 million as of the date of the Convertible Note Exchange. This resulted in the recognition of $65.8 million as the liability component of the 2024 Notes and the recognition of the residual $54.2 million as the debt discount composed of $21.6 million in fair value discount and $32.6 million for the equity component. The equity component is reflected as an increase to additional paid-in capital. The total issuance costs of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2024 Notes. Total debt issuance costs of $2.9 million were recorded on the issuance date and are reflected in the Company’s consolidated balance sheet as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as non-cash interest expense through maturity, August 14, 2024 using the effective interest method.

The 2024 Notes are not convertible or redeemable as of December 31, 2019. The following is a summary of the liability component of the 2024 Notes as of December 31, 2019 (in thousands):

December 31,
2019
Principal amount of the 2024 Notes	$120,000
Unamortized discount of the liability component	(51,701)
Unamortized debt issuance costs	(2,796)
Total 2024 Notes	$65,503

The debt discount and debt issuance costs are amortized as interest expense using the effective interest method. The following is a summary of interest expense for the 2024 Notes for year ended December 31, 2019 (in thousands):

December 31,
2019
Stated coupon interest	$2,250
Amortization of debt discount and debt issuance costs	2,583
Total interest expense 2024 Notes	$4,833

NOTE 9. RESTRUCTURING CHARGES

The Company continually evaluates its operations to identify opportunities to streamline operations and optimize operating efficiencies as an anticipation to changes in the business environment. In November 2019, the Company announced an acceleration of cost-saving initiatives that included a decision to discontinue its relationship with its contract sales organization, a reduction in the use of certain outside vendors and consultants, and the reorganization of certain functions resulting in a reduction of staff at its headquarters office and remote positions during the fourth quarter of 2019. The 2019 cost-saving initiative was substantially complete as of December 31, 2019. As a result, $3.9 million of severance and benefits costs for the reduction of staff were recognized during the year ended December 31, 2019. The Company does not expect to incur future costs related to the 2019 cost-saving initiative.

In June 2017, the Company announced a limited reduction-in-force in order to streamline operations that was completed during the third quarter of 2017. In December 2017, the Company initiated a company-wide restructuring plan following the entry into the Commercialization Agreement with Collegium. This plan focused on a reduction of the Company’s pain sales force during the first quarter of 2018, a reduction of the staff at its headquarters office during the second quarter of

2018 and a move from its headquarters facility in Newark, California to Lake Forest, Illinois in the third quarter of 2018. The 2017 restructuring plan activities were substantially completed as of December 31, 2018 and no additional charges were incurred during the year ended December 31, 2019.

The following table summarizes the total expenses related to restructuring activities by type (in thousands):

	Year ended December 31,
	2019	2018	2017
Employee compensation costs	$3,891	$16,852	$13,247
Fixed Asset disposals and accelerated depreciation of leasehold improvements	—	3,511	—
Other exit costs	—	238	—
Total restructuring costs	$3,891	$20,601	$13,247

Cash activity related to accrued restructuring is as follows (in thousands):

	Employee separation costs	Other exit costs	Total
Net accruals	13,247	—	13,247
Non-cash additions/(reductions)	—	—	—
Cash paid	(3,764)	—	(3,764)
Balance at December 31, 2017	$9,483	$—	$9,483
Net accruals	16,852	3,749	20,601
Non-cash additions/(reductions)	(2,146)	(3,511)	(5,657)
Cash paid	(22,611)	(238)	(22,849)
Balance at December 31, 2018	$1,578	$—	$1,578
Net accruals	$3,891	$—	$3,891
Non-cash additions/(reductions)	$—	$—	$—
Cash paid	$(1,706)	$—	$(1,706)
Balance at December 31, 2019	$3,763	$—	$3,763

The December 31, 2018 restructuring liability of $1.6 million related to the 2017 restructuring plan and was entirely settled during the year ended December 31, 2019. As of December 31, 2019, the remaining accrued restructuring liability balance of $3.8 million related to the 2019 cost-saving initiative and was classified as a current liability in the consolidated balance sheet. Non-cash charges during 2018 related to stock based compensation and accelerated amortization of leasehold improvements at the Newark, CA headquarters in connection with the 2017 restructuring plan.

NOTE 10. LEASES

The Company has non-cancelable operating leases for its office and laboratory facilities, automobiles used by its sales force, and certain operating leases for office equipment.

The Company relocated its corporate headquarters from Newark, CA to Lake Forest, Illinois in 2018 and subsequently entered into two subleases which, together, account for the entirety of the Newark facility. Each sublease contains abated rent periods resulting in reduced operating lease cash flows through May 2019. Operating lease costs and sublease income related to the Newark facility are accounted for in Other income, net in the Consolidated Statements of Comprehensive Income. The Company has the right to renew the term of the Lake Forest lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the Lease.

Lease expense during the period included the following (in thousands):

		Year ended December 31, 2019
	Financial Statement Classification
Operating lease cost	Selling, general and administrative expenses	$718
Operating lease cost	Other income, net	591
Total lease cost		$1,309

Sublease Income	Other income, net	$1,386
Supplemental cash flow and other information related to leases were as follows (in thousands):

Year ended December 31, 2019

Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$2,446

Supplemental balance sheet information related to leases consisted of the following (in thousands):

	Financial Statement Classification	December 31, 2019
Assets
Operating lease right-of-use assets	Other long-term assets	$2,776
Liabilities
Current operating lease liabilities	Other current liabilities	$2,094
Noncurrent operating lease liabilities	Other long term liabilities	4,820
Total lease liabilities		$6,914
Maturity of lease liabilities as of December 31, 2019 (in thousands):

Operating Leases
2020	$2,431
2021	2,323
2022	2,188
Thereafter	632
Total lease payments	$7,574
Less: Interest	660
Present value of lease liabilities	$6,914
Future undiscounted cash flows to be received from subleases is expected to be approximately $1.7 million on an annual basis in 2020, 2021, and 2022.
Lease term and discount rate consisted of the following:

December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	3.2
Weighted-average discount rate:
Operating leases	6.0%

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2018 were as follows (in thousands):

Lease Payments
2019	$2,624
2020	2,526
2021	2,322
2022	2,188
2023	632
Thereafter	—
Total	$10,292

NOTE 11. COMMITMENTS AND CONTINGENCIES

As of December 31, 2019 and December 31, 2018, the Company had $2.4 million and $6.0 million, respectively, of non-cancelable purchase orders related to consulting services.

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
On April 11, 2017, the District Court entered final judgment in favor of the Company on the validity and enforceability of all three patents, on infringement of the ’593 and ’364 Patents by all defendants, and on infringement of the ’130 Patent against Alkem. The judgment includes an injunction enjoining all three defendants from engaging in certain activities with regard to tapentadol (the active ingredient in NUCYNTA), and ordering the effective date of any approval of Actavis and Roxane’s ANDAs, and Alkem’s ANDA for NUCYNTA IR to be no earlier than the expiry of the ’364 Patent (June 27, 2025), and the effective date of any approval of Alkem’s ANDA for NUCYNTA ER to be no earlier than the expiry of the ’130 Patent (September 22, 2028). The period of exclusivity with respect to all four defendants may in the future be extended with the award of pediatric exclusivity.
Notices of appeal were filed by defendants Alkem and Roxane concerning the validity of the ’364 and ’130 patents. The Company filed its own cross-appeal with regard to the District Court’s finding that Roxane and Actavis will not infringe the claims of the ’130 Patent. The appeals were consolidated at the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit). Briefing concluded in March 2018 and oral arguments occurred on September 4, 2018. In March 2019, the Federal Circuit affirmed the decision in all respects. On April 29, 2019, Alkem filed a petition for panel rehearing and rehearing en banc with the Federal Circuit, which was denied on May 31, 2019. The period during which Aklem could have petitioned the U.S. Supreme Court for writ of certiorari has passed. As a result, the District Court’s decision is final and non-appealable as to the proposed labels of the defendants.
On December 13, 2019, Alkem filed a motion in the District Court, seeking to modify the final judgment and injunction based on a purported change to Alkem’s proposed label for its generic version of NUCYNTA ER, which change would make the label similar to those of Actavis and Roxane. Alkem allegedly made this change in June 2019, and argues that it no longer infringes the asserted ’130 Patent claims based on this change. Accordingly, Alkem is seeking to modify the final judgment and injunction to allow the effective date for approval of its ANDA to occur upon the expiry of the ’364 Patent (June 27, 2025). Assertio filed an opposition to Alkem’s motion on January 21, 2020. Assertio argues, for instance, that Alkem is not entitled to such extraordinary relief because this allegedly new circumstance brought about by Alkem was wholly foreseeable and within Alkem’s control throughout the several years of litigation, including before entry of the final judgment and injunction. Briefing was completed in February 2020. Resolution of the motion is expected later this year.
Effective as of February 13, 2020, we divested our rights, title and interest in and to this litigation to Collegium.
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
On September 28, 2015, the Court stayed the Purdue lawsuit pending the decision of the U.S. Court of Appeals for the Federal Circuit (CAFC) in Purdue’s appeal of the Final Written Decisions of the Patent Trial Appeal Board (PTAB) described below. On June 30, 2016, the district court lifted the stay based on the CAFC’s opinion and judgment affirming the PTAB’s Final Written Decisions confirming the patentability of the patent claims of the ’475 and ’280 Patents Purdue had challenged. On June 10, 2016, the Company filed a motion for leave to file a second amended Complaint to plead willful infringement. On June 21, 2016, Purdue filed an opposition to the Company’s motion for leave to plead willful infringement. On January 31, 2017, the Court granted the Company’s motion for leave to plead willful infringement.
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
On July 9, 2018, the Court issued an order administratively terminating the case pending the outcome of settlement discussions between the parties. On August 28, 2018, the Company and each of Purdue, The P.F. Laboratories, Inc., a New Jersey corporation, and Purdue Pharmaceuticals L.P., a Delaware limited partnership (collectively, Purdue Companies), entered into a Settlement Agreement. Pursuant to the Settlement Agreement: (i) Purdue Companies paid the Company $30 million on August 28, 2018 and paid the Company an additional $32.0 million on January 30, 2019; (ii) each party covenanted not to the sue the other with regard to any alleged infringement of such party’s patents or patent rights as a result of the commercialization of the other party’s current product portfolio; (iii) each party covenanted not to challenge the other party’s patents or patent rights covering such other party’s current product portfolio; and (iv) each party agreed to a mutual release of claims relating to any claim or potential claim relating to the other party’s current product portfolio.
Glumetza Antitrust Litigation

Antitrust class actions and related direct antitrust actions have been filed in the Northern District of California against the Company and several other defendants relating to the drug Glumetza®. The named class representatives in these actions include Meijer, Inc., Bi-Lo, LLC, Winn-Dixie Logistics, Inc., City of Providence, KPH Healthcare Services, Inc., UFCW Local 1500 Welfare Fund, and MSP Recovery Claims, Series LLC. The class representatives seek to represent (i) a putative class of direct purchasers of Glumetza, and (ii) a putative class of end payers for Glumetza. In addition, several retailers, including CVS Pharmacy, Inc., Rite Aid Corporation, Walgreen Co., the Kroger Co., the Albertsons Companies, Inc., H-E-B, L.P., and Hy-Vee, Inc., have filed substantially similar direct antitrust claims based on alleged assignments of claims from direct purchaser wholesalers.

These antitrust cases arise out of a Settlement and License Agreement (the Settlement) that the Company, Santarus, Inc. (Santarus) and Lupin Limited (Lupin) entered into in February 2012 that resolved patent infringement litigation filed by the Company against Lupin regarding Lupin’s Abbreviated New Drug Application for generic 500 mg and 1000 mg tablets of Glumetza. The antitrust plaintiffs allege, among other things, that the Settlement violated the antitrust laws because it allegedly included a “reverse payment” that caused Lupin to delay its entry in the market with a generic version of Glumetza. The alleged “reverse payment” is an alleged commitment on the part of the settling parties not to launch an authorized generic version of Glumetza for a certain period. The antitrust plaintiffs allege that the Company and its co-defendants, which include Lupin as well as Bausch Health (the alleged successor in interest to Santarus) are liable for damages under the antitrust laws for overcharges that the antitrust plaintiffs allege they paid when they purchased the branded version of Glumetza® due to delayed generic entry. Plaintiffs seek treble damages for alleged past harm, attorneys’ fees and costs.

These lawsuits are in the earliest stages of proceedings, and the Company intends to defend itself vigorously in these matters.

Securities Class Action Lawsuit and Related Matters

On August 23, 2017, the Company, its current chief executive officer and president, its former chief executive officer and president, and its former chief financial officer were named as defendants in a purported federal securities law class action filed in the U.S. District Court for the Northern District of California (the District Court). The action (Huang v. Depomed et al., No. 4:17-cv-4830-JST, N.D. Cal.) alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its opioid products and contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. In an amended complaint filed on February 6, 2018, the lead plaintiff (referred to in its pleadings as the Depomed Investor Group), which seeks to represent a class consisting of all purchasers of Company common stock between July 29, 2015 and August 6, 2017, asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018. On March 18, 2019, the District Court granted the motion to dismiss without prejudice, and the plaintiffs filed a second amended complaint on May 2, 2019. The second amended complaint asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the second amended complaint on June 17, 2019. The lead plaintiff filed an opposition to the motion on August 1, 2019. The Company and the individuals filed a reply in support of their motion to dismiss on August 30, 2019. The District Court held oral argument on December 18, 2019. The Company believes that the action is without merit and intends to contest it vigorously.

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

Opioid-Related Request and Subpoenas

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state, and local regulatory and governmental agencies. In March 2017, the Company received a letter from then-Sen. Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information from the Company regarding its historical commercialization of opioid products. The Company voluntarily furnished information responsive to Sen. McCaskill’s request. Since 2017, the Company has received and responded to subpoenas from the U.S. Department of Justice (DOJ) seeking documents and information regarding its historical sales and marketing of opioid products. The Company has also received and responded to subpoenas or civil investigative demands focused on its historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various state attorneys general seeking documents and information regarding the Company’s historical sales and marketing of opioid products. In addition, the Company received and responded to a subpoena from the State of California Department of Insurance (CDI) seeking information relating to its historical sales and marketing of Lazanda. The CDI subpoena also seeks information on Gralise, a non-opioid product formerly in the Company’s portfolio. Most recently, the Company received a subpoena from the New York Department of Financial Services seeking information relating to its historical sales and marketing of opioid products. The Company also from time to time receives and complies with subpoenas from governmental authorities related to investigations primarily focused on third parties, including healthcare practitioners. The Company is cooperating with the foregoing governmental investigations and inquiries.
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
For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (MDL Court) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 2,000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been transferred to the MDL Court. The Company is currently involved in a subset of the lawsuits that have been transferred to the MDL Court. The Company is also involved in other federal lawsuits that have not yet been transferred to the MDL Court pending a determination of whether those lawsuits should proceed in state or other originating court. Plaintiffs may file additional lawsuits in which the Company may be named. Plaintiffs in the pending federal cases involving the Company include individuals, county and municipal governmental entities, employee benefit plans, health clinics and health insurance providers who assert federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence, gross negligence, deceptive trade practices, and products liability claims (defective design/failure to warn). In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged personal injuries and for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief, including to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. These lawsuits are in the earliest stages of proceedings, and the Company intends to defend itself vigorously in these matters.
State Opioid Litigation

Related to the cases in the MDL Court noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. The Company is currently named in a subset of those cases, including cases in Alabama, Florida, Missouri, Pennsylvania, Texas and Utah. Plaintiffs may file additional lawsuits in which the Company may be named. In the pending cases involving the Company, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking past and future damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. These lawsuits are likewise in their earliest stages, and the Company intends to defend itself vigorously in these matters.
Insurance Litigation

On January 15, 2019, the Company was named as a defendant in a declaratory judgment action filed by Navigators Specialty Insurance Company (Navigators) in the U.S. District Court for the Northern District of California (Case No. 3:19-cv-255). Navigators is the Company’s primary product liability insurer. Navigators is seeking declaratory judgment that opioid litigation claims noticed by the Company (as further described above under “Multidistrict Opioid Litigation” and “State Opioid Litigation”) are not covered by the Company’s life sciences liability policies with Navigators. The Company filed a counterclaim on February 28, 2019. Navigators filed an answer on April 11, 2019. This litigation is ongoing. The parties expect to file summary judgment briefing relating to Navigators’ duty to defend the opioid litigation in the second quarter of 2020, and to receive a ruling by the end of 2020.
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
NOTE 12. STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs), and purchases under the Company’s employee stock purchase plan (ESPP).

The following table presents stock‑based compensation expense recognized for stock options, RSUs, PSUs, and the ESPP in the Company’s consolidated statements of comprehensive income (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of sales	$106	$30	$98
Research and development expenses	693	446	710
Selling, general and administrative expenses	9,797	9,963	12,157
Restructuring charges	—	2,146	51
Total	$10,596	$12,585	$13,016

There is no stock‑based compensation recorded within inventory in any of the years presented. The recognized tax benefits on total stock-based compensation expense during the years ended December 31, 2019, 2018 and 2017 was $0.6 million, $0.7 million and $0.4 million, respectively.

At December 31, 2019, the Company had $9.2 million, $4.4 million, and $1.1 million of total unrecognized compensation expense related to RSUs, PSUs, and stock option grants, respectively, that will be recognized over a weighted average vesting period of 1.78, 1.71, and 1.32 years, respectively.

The Company did not grant any options during 2019. The weighted‑average grant date fair value of options granted during the years ended December 31, 2018 and 2017 was $4.32 and $5.55, respectively. The company used the following assumptions to calculate the fair value of option grants for the years ended December 31, 2019, 2018 and 2017:

	2018	2017
Employee and Director Stock Options
Risk-free interest rate	2.17%	1.65 - 1.93%
Expected option term (in years)	4.34	4.24 - 4.30
Expected stock price volatility	61.94%	51.67 - 59.59%

Stock options exercised during 2019 were immaterial. The total intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was $0.6 million and $5.0 million, respectively. Cash received from stock option exercises for the years ended December 31, 2018 and 2017 was $1.5 million and $7.0 million, respectively. The total grant date fair value of options that vested during the years ended December 31, 2019, 2018 and 2017 was $1.4 million, $2.3 million and $4.7 million, respectively.

The weighted‑average grant date fair value of stock purchase rights granted under the ESPP during the years ended December 31, 2019, 2018 and 2017 was $1.15, $1.73 and $2.97, respectively. The company used the following assumptions to calculate the fair value of option grants and stock purchase rights granted under the ESPP for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Employee Stock Purchase Plan
Risk-free interest rate	1.63 - 2.35%	2.05 - 2.50%	1.07 - 1.45%
Expected option term (in years)	0.5	0.5	0.5
Expected stock price volatility	57.2 - 132.2%	56.1 - 58.6%	52.2 - 82.0%

2004 Equity Incentive Plan

The Company’s 2004 Equity Incentive Plan (2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of non-statutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 2004 Plan was 14,450,000 shares and there were no more shares available for future issuance at December 31, 2019.

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

The following tables summarize the activity for the year ended December 31, 2019 under the 2004 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2018	1,169,412	$7.57
Options granted	—	—
Options exercised	(13,691)	1.83
Options forfeited	—	—
Options expired	(810,515)	—
Options outstanding at December 31, 2019	345,206	$7.29	2.58	$—
Options vested and expected to vest at December 31, 2019	345,206	$7.29	2.58	$—
Options exercisable at December 31, 2019	345,206	$7.29	2.58	$—

There were no restricted stock units granted under the 2004 Equity Incentive Plan.

2014 Omnibus Incentive Plan

The Company’s 2014 Omnibus Incentive Plan (2014 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2014. The 2014 Plan provides for the grant of stock options, stock appreciation rights, stock awards, cash awards and performance award to the employees, non-employee directors and consultants of the Company. The number of shares authorized under the 2014 Plan is 15,780,000 shares, of which 7,233,105 were available for future issuance at December 31, 2019.

Incentive Stock Options

Generally, the exercise price of all incentive stock options and non-statutory stock options granted under the 2014 Plan must be the fair value of the common stock of the Company on the grant date. The term of incentive and non-statutory stock options may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests over four years at the rate of at least 25% by the end of the first year and then ratably in monthly installments over the remaining vesting period of the option. The following table summarize the options activity for the year ended December 31, 2019 under the 2014 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2018	1,461,469	$12.90
Options granted	—	—
Options exercised	—	—
Options forfeited	(102,669)	13.86
Options expired	(180,755)	14.01
Options outstanding at December 31, 2019	1,178,045	$12.64	6.15	$—
Options vested and expected to vest at December 31, 2019	1,178,045	$12.64	6.15	$—
Options exercisable at December 31, 2019	892,730	$13.50	5.77	$—

Restricted Stock Units

RSUs generally vest over three or four years, with 33% or 25% of each award vesting annually, respectively. The following table summarizes the RSUs activity for the year ended December 31, 2019 under the 2014 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)
Non-vested restricted stock units at December 31, 2018	1,938,788	$6.94
Granted	2,750,408	3.84
Vested	(873,784)	8.08
Forfeited	(878,697)	5.40
Non-vested restricted stock units at December 31, 2019	2,936,715	$4.64	1.05

The total fair value of RSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $3.1 million, $3.1 million, and $3.9 million, respectively.

Performance-based Restricted Stock Units

During the twelve months ended December 31, 2019, the Company granted PSUs with an aggregate target award of 643,266 units and a weighted-average grant-date fair value of $6.87 per unit. The PSUs vest in annual cliffs over a three year period based on the Relative Total Shareholder Return (TSR) of the Company’s common stock against the Russell 3000 Pharmaceuticals Total Return Index over the period. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target. The recipients of the PSU awards will have voting rights and the right to receive a dividend once the underlying shares have been issued. The grant-date fair value is based upon the Monte Carlo simulation method. The following table summarizes the PSU activity for the year ended December 31, 2019 under the 2014 Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Non-vested performance-based restricted stock units at December 31, 2018	374,824	$10.14
Granted	643,266	6.87
Vested	—	—
Forfeited	(34,247)	6.87
Non-vested performance-based restricted stock units at December 31, 2019	983,843	$8.11	1.71	$1,230

Equity Match Program

On December 6, 2017, the Company Board of Directors approved a one-time incentive program (the Equity Match Program) for the Company’s Chief Executive Officer (the CEO). The Equity Match Program was intended to provide an incentive for the CEO to purchase shares of the Company’s common stock, no par value (the Common Stock), through open-market purchases between December 5, 2017 and February 3, 2018 (the Purchase Period). Under the terms of the Equity Match Program, for each $100,000 of Common Stock purchased by the CEO during the Purchase Period (up to $600,000 in total), the Company granted the CEO an award of restricted stock units (the Matching Units) under the Company’s 2014 Omnibus Incentive Plan with a grant-date value equal to the purchase price of the Common Stock purchased by the CEO (rounded down to the nearest $100,000). The Matching Units were granted on the first business day following the earlier of: (i) the CEO’s purchase of a total of $600,000 of Common Stock, or (ii) the end of the Purchase Period. The Matching Units will vest in full on the third anniversary of the first day during the Purchase Period that the CEO purchased Common Stock in the open market, subject to the CEO’s continued employment through such date. Notwithstanding the foregoing, the Matching Units may vest in full upon a termination without cause or resignation for good reason (including following a change of control of the Company), or upon the CEO’s death or total and permanent disability. Under the Equity Match Program 75,000 shares of the Company Common Stock were purchased by the CEO at an average price per share of $8.16 and Matching Units of 73,529 shares were awarded, with a fair value of $8.16 at the grant date.

NOTE 13. SHAREHOLDERS' EQUITY

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

Employee Stock Purchase Plan

In May 2004, the ESPP was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP is designed to allow eligible employees to purchase shares of the Company’s common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The number of shares authorized for issuance under the ESPP as of December 31, 2019 was 3,000,000, of which 133,759 shares were available for future issuance.

In 2019, the Company sold 168,790 shares of its common stock under the ESPP. The shares were purchased at a weighted‑average purchase price of $1.34 with proceeds of approximately $0.2 million. In 2018, the Company sold 106,500 shares of its common stock under the ESPP. The shares were purchased at a weighted‑average purchase price of $4.95 with proceeds of approximately $0.5 million.

Option Exercises

Stock options exercised during 2019 were immaterial. Employees exercised options to purchase 278,000 shares of the Company’s common stock with net proceeds to the Company of approximately $1.5 million during 2018.

NOTE 14. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock options and convertible debt. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net (loss) income per share when their effect is dilutive. Basic and diluted earnings per common share are calculated as follows (in thousands, except for per share amounts):

	Year ended December 31,
	2019	2018	2017
Basic net income (loss) per share
Net (loss) income	$(217,201)	$36,908	$(102,496)
Weighted average common shares outstanding	70,716	63,794	62,702
Basic net (loss) income per share	$(3.07)	$0.58	$(1.63)

Diluted net income (loss) per share
Net (loss) income	$(217,201)	$36,908	$(102,496)
Weighted average common shares outstanding	70,716	63,794	62,702
Add: effect of dilutive securities	—	414	—
Denominator for diluted income (loss) per share	70,716	64,208	62,702
Diluted net (loss) income per share	$(3.07)	$0.57	$(1.63)

The following table sets forth outstanding potential shares of common stock that are not included in the computation of diluted net income (loss) per share because, to do so would be anti-dilutive (in thousands):

	Year ended December 31,
	2019	2018	2017
2.5% Convertible Notes due 2021	13,895	17,931	17,931
5.0% Convertible Notes due 2024	14,895	—	—
Stock options and equivalents	6,486	3,701	5,618
Total potentially dilutive common shares	35,276	21,632	23,549

NOTE 15. ACQUISITIONS AND DISPOSITIONS

On November 7, 2017, the Company entered into an agreement with Slán Medicinal Holdings Limited (Slán) under which it (i) acquired from Slán certain rights to market the specialty drug, long-acting cosyntropin in the U.S. and (ii) divested to Slán all of its rights to Lazanda® (fentanyl) nasal spray CII.

The acquisition of exclusive rights to market long-acting cosyntropin in the U.S. was treated as an asset acquisition under the applicable guidance contained with U.S. GAAP. The fair value of the license to market long-acting cosyntropin was estimated to be approximately $24.9 million which, in accordance with the applicable accounting rules, was recorded as Acquired in-process research and development in the accompanying consolidated statements of operations as long-acting cosyntropin is still under development and the rights the Company acquired were deemed to have no alternative future use.

As consideration for this acquisition, the Company provided the seller all of the rights and obligations, as defined under the arrangement, associated with Lazanda and together with $5.0 million in cash to Slán. The divestiture of Lazanda was treated as a disposition of a business for accounting purposes and resulted in a gain of approximately $17.1 million which was recorded as Gain on divestiture of Lazanda in the accompanying consolidated statements of operations. The Company determined that the divestiture of Lazanda does not qualify for reporting as discontinued operations as the divestiture does not constitute on its own a strategic shift that will have a major effect on the Company’s operations and financial results.

As outlined in the Slán Agreements, each party would support the development, including clinical development, of the licensed product and efforts to obtain regulatory approval of the initial NDA. Subsequent to approval of the initial NDA, Assertio and Slán would share in the net sales of long-acting cosyntropin for a 10-year period (after which time the product will revert back to Slán). At December 31, 2019 the Company wrote-off $3.2 million of development expenses reimbursable by Slán as a result of the Company’s assessment of probability of collection. Of the $3.2 million, $1.9 million and $1.3 million was recognized in Research and development expenses and Selling, general and administrative expenses, respectively, on the Company’s consolidated statement of comprehensive income reflecting the original allocation of resources billed. As of December 31, 2019 and 2018 the Company had $2.0 million and $4.6 million, respectively, of reimbursable development expenses in Prepaid and other current assets on the Company’s consolidated balance sheets.

NOTE 16. FAIR VALUE

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
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018 (in thousands):

December 31, 2019	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Collegium warrants	Investments	$—	$9,629	$—	$9,629
Total		$—	$9,629	$—	$9,629
Liabilities:
Contingent consideration	Contingent consideration liability	$—	$—	$168	$168
Total		$—	$—	$168	$168

December 31, 2018	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	Cash and cash equivalents	$11	$—	$—	$11
Commercial paper	Cash and cash equivalents	—	14,028	—	14,028
Agency bond	Cash and cash equivalents	—	1,250	—	1,250
Collegium warrants	Investments	—	8,784	—	8,784
Total		$11	$24,062	$—	$24,073
Liabilities:
Contingent consideration	Contingent consideration liability	$—	$—	$1,038	$1,038
Total		$—	$—	$1,038	$1,038

The Company generally invests its cash in money market funds and marketable securities including U.S. Treasury and government agency securities, and commercial paper. These investments are all highly liquid investments with a maturity at date of purchase of three months or less. These securities are carried at fair value, which is based on readily available quoted market information. Realized gains or losses have been insignificant and are included in Other income, net in the Consolidated Statements of Comprehensive Income.

The fair value of the warrants to purchase Collegium’s common stock was calculated using the Black-Scholes option pricing model. As of November 8, 2018, the significant inputs included the fair value of Collegium’s common stock of $15.56, an expected term of 4 years and a risk-free rate of 3.05%. As of December 31, 2018, the significant inputs included the fair value of Collegium’s common stock of $17.17, an expected term of 3.86 years and a risk-free rate of 2.48%. The expected term was based on the remaining contractual period of 3.86 years, and the volatility was determined using Collegium’s historical common stock volatility over the expected term. For the year ended December 31, 2019, the Company recorded a gain of $0.8 million in “Other income, net” for the change in fair value of the Collegium warrants.

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

The table below provides a summary of the changes in fair value recorded in interest expense, selling, general and administrative expense, and gain on divestiture of Lazanda measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	December 31,
	2019	2018	2017
Fair value, beginning of the period	$1,038	$1,613	$14,825
Changes in fair value recorded in interest expense	113	124	1,079
Changes in fair value recorded in selling, general and administrative expenses	(983)	(515)	(7,708)
Royalties and milestone paid	—	(184)	(3,068)
Divestiture of Lazanda	—	—	(3,515)
Total	$168	$1,038	$1,613

The Company estimates the fair value of its convertible notes based on a market approach which represents a Level 2 valuation. The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014, was approximately $108.1 million (par value $145.0 million) and $231.8 million (par value $345.00 million) as of December 31, 2019 and 2018, respectively. The estimated fair value of the 5.00% Convertible Senior Notes Due 2024, which the Company issued on August 13, 2019, was approximately $81.6 million (par value $120.00 million) as of December 31, 2019. The principal amount of the Senior Notes (as defined in “Note 8. Debt”), approximates their fair value as of December 31, 2019 and 2018, respectively and represents a Level 2 valuation. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2019 and 2018.

NOTE 17. INCOME TAXES

The (benefit) provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
Current:
Federal	$(1,231)	$896	$384
State	1,715	171	(1,813)
Total current taxes	$484	$1,067	$(1,429)
Deferred:
Federal	$(5,767)	$—	$—
State	—	—	—
Total deferred taxes	(5,767)	—	—
Total (benefit) provision for income taxes	$(5,283)	$1,067	$(1,429)

A reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the Statements of Comprehensive Income is as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Tax at federal statutory rate	$(46,722)	$7,975	$(36,374)
State tax, net of federal benefit	(3,845)	3,280	(3,395)
Research credit	(138)	(41)	(41)
Stock based compensation	2,038	1,259	159
Non-deductible meals and entertainment	129	223	973
Non-deductible other expense	5,837	308	6,508
Change in valuation allowance	48,943	(12,321)	4,792
Uncertain tax provisions	(5,758)	384	(1,611)
Intraperiod tax allocations	(5,767)	—	—
Tax rate changes	—	—	27,560
Total tax (benefit) expense	$(5,283)	$1,067	$(1,429)

During 2019, the Company recorded income tax benefit of approximately $5.3 million, principally due to the release of FIN 48 liabilities based on lapsing of statute of limitation, and tax benefits being recorded as a result of intraperiod tax allocation from the Convertible Note Exchange.

During 2018, the Company recognized a tax expense of approximately $1.1 million, principally due to the increase in book income from Purdue litigation settlement.

During 2017, the Company recorded income tax benefit of approximately $1.4 million, principally due to release of liability and accrued interest and penalties associated with uncertain tax.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the Tax Act). The Tax Act included significant changes to the U.S. corporate income tax system including, but not limited to, a federal corporate rate reduction from 35% to 21% and limitations on the deductibility of interest expense and executive compensation. In order to calculate the effects of the new corporate tax rate on deferred tax balances, ASC 740 Income Taxes (ASC 740) required the re-measurement of deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances were expected to reverse in the future. Due to the Company’s full valuation allowance position, there was no change to the presentation of the deferred tax balances on the financial statements, except for the re-measurement of these deferred tax balances in the income tax footnote. The re-measurement resulted in a one-time reduction in federal and state deferred tax assets of approximately $25.5 million, which was fully offset by a corresponding change to the Company’s valuation allowance. The Company completed accounting for all tax effects related to the Tax Act in 2019, and there were no material adjustments recorded during 2018 to the previously recorded provisional amounts reflected in the 2017 financial statements.

As of December 31, 2019, the Company had net operating loss carry forwards for federal income tax purposes of approximately $3.7 million, which begin to expire in 2021. Net operating loss carryforwards for state income tax purposes were approximately $74.9 million, which began to expire in 2019. The Company had California state research and development credit carryforwards of $2.4 million, which have no expiration.

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

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating losses	$5,885	$6,618
Tax credit carryforwards	1,411	1,096
Intangibles	82,582	33,604
Stock-based compensation	1,907	2,286
Operating lease liabilities	1,577
Reserves and other accruals not currently deductible	10,447	10,706
Total deferred tax assets	103,809	54,310
Valuation allowance for deferred tax assets	(90,820)	(41,905)
	$12,989	$12,405
Deferred tax liabilities:
Convertible debt	$(12,247)	$(12,213)
Fixed Assets	(109)	(192)
Operating lease right-of-use assets	(633)	—
Net deferred tax asset (liability)	$—	$—

In 2019, the Company recorded a valuation allowance of $90.8 million to offset, in full, the benefit related to its net deferred tax assets as of December 31, 2019 because realization of the future benefits is uncertain. The Company reviewed both positive evidence such as, but not limited to, the projected availability of future taxable income and negative evidence such as the history of cumulative losses in recent years. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis, and assess whether an additional reserve or a release of the valuation allowance is required in future periods.

The valuation allowance increased by $48.9 million, decreased by $12.3 million, and increased by $9.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and in various states, and the tax returns filed for the years 1997 through 2018 and the applicable statutes of limitation have not expired with respect to those returns. Because of net operating losses and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination.

Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense by the Company. At December 31, 2019, the Company had approximately $0.4 million of accrued interest and penalties associated with any unrecognized tax benefits.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the three years ended December 31, 2019 (in thousands):

Unrecognized tax benefits—January 1, 2017	$14,687
Increases related to current year tax positions	3,423
Changes in prior year tax positions	(30)
Decreases related to lapse of statutes	(936)
Unrecognized tax benefits—December 31, 2017	17,144
Increases related to current year tax positions	611
Changes in prior year tax positions	(1,623)
Decreases related to lapse of statutes	(68)
Unrecognized tax benefits—December 31, 2018	16,064
Increases related to current year tax positions	212
Changes in prior year tax positions	(232)
Decreases related to lapse of statutes	(12,011)
Unrecognized tax benefits—December 31, 2019	$4,033

The total amount of unrecognized tax benefit that would affect the effective tax rate is approximately $4.0 million as of December 31, 2019 and $16.1 million as of December 31, 2018.

The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited quarterly financial data for each of the eight quarters beginning with the quarter ended March 31, 2018 through the quarter ended December 31, 2019 (in thousands). This quarterly financial data is unaudited, but has been prepared on the same basis as the annual financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	2019 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Product sales	$26,450	$25,937	$27,502	$28,917
Total revenues	57,929	57,203	55,147	59,225
Income (loss) from operations (1)	3,072	3,618	(10,133)	(190,985)
Net (loss) income	(14,301)	(13,605)	3,331	(192,626)
Basic net (loss) income per share	$(0.22)	$(0.21)	$0.05	$(2.65)
Diluted net (loss) income per share	$(0.22)	$(0.21)	$0.05	$(2.65)

(1) At December 31, 2019 the Company recognized an impairment loss of $189.8 million on its NUCYNTA intangible.

	2018 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Product sales	$44,354	$26,838	$29,435	$29,339
Total revenues	128,404	63,274	77,493	42,599
Income (loss) from operations	51,338	(4,225)	9,628	(13,082)
Net income (loss)	33,824	(21,048)	48,270	(24,138)
Basic net income (loss) per share	$0.53	$(0.33)	$0.76	$(0.38)
Diluted net income (loss) per share	$0.48	$(0.33)	$0.65	$(0.38)

NOTE 19. SUBSEQUENT EVENTS

Sale of Gralise

On December 12, 2019 the Company entered into a purchase agreement with Golf Acquiror LLC, an affiliate of Alvogen, Inc. (Alvogen) to divest its rights, title and interest in and to Gralise, including certain related assets, to Alvogen. The transaction subsequently closed on January 10, 2020. At closing, the Company received approximately $78.6 million, including a $75.0 million base purchase price and a preliminary positive inventory adjustment equal to approximately $3.6 million. In addition, the Company is entitled to receive 75% of Alvogen’s first $70.0 million of Gralise net sales after closing. Alvogen has also assumed, pursuant to the terms of the Asset Purchase Agreement, certain contracts, liabilities and obligations of the Company relating to Gralise, including those related to manufacturing and supply, post-market commitments and clinical development costs.

Gralise did not meet the criteria of a discontinued operation as of December 31, 2019 as it was not considered a component of an entity that comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company, nor did it represent a strategic shift of the Company.

Sale of NUCYNTA

On February 6, 2020, the Company entered into a purchase agreement with Collegium, to divest its remaining rights, title and interest in and to the NUCYNTA franchise of products from the Company, and assumed certain contracts, liabilities and obligations of the Company relating to the NUCYNTA products, including those related to manufacturing and supply, post-market commitments and clinical development costs. The transaction subsequently closed on February 13, 2020.

The Company received approximately $368.0 million in net proceeds, which consisted of $375.0 million in base purchase price, plus approximately $6.0 million in preliminary positive inventory value (Inventory Amount) and less $13.0 million for royalties paid to the Company by Collegium between January 1, 2020 and February 11, 2010 pursuant to the Final Commercialization Agreement Payment Value of the Asset Purchase Agreement. The Inventory Amount is subject to customary post-Closing adjustments which are not expected to be material. In connection with the sale, the Company entered into a third-party consent agreement which requires two lump sum payments of $4.5 million payable in 2021 and 2022 subject to Collegium achieving certain net sales in 2020 and 2021, respectively.

Since January 9, 2018, Collegium has been responsible for the commercialization of NUCYNTA in the U.S., including sales and marketing, and the Company received royalties based on certain net sales thresholds, in accordance with the Commercialization Agreement. The Commercialization Agreement terminated at closing with certain specified provisions of the Commercialization Agreement surviving in accordance with the terms of the Purchase Agreement.

Senior Notes Repayment

As of February 13, 2020, the Company had repaid in full all outstanding indebtedness, and terminated all commitments and obligations, under its Note Purchase Agreement. The Company used proceeds from the sale of Gralise and NUCYNTA to repay the outstanding principal of $162.5 million. In addition, the Company paid approximately $4.9 million and $4.4 million in prepayment premiums and exit fees, respectively, plus accrued but unpaid interest. In connection with the termination of the Note Purchase Agreement, the Company was released from all security interests, liens and encumbrances under the Note Purchase Agreement.

Convertible Notes

On February 19, 2020, the Company entered into separate, privately negotiated purchase agreements (Purchase Agreements) with a limited number of holders of the Company’s currently outstanding 2021 Notes and 2024 Notes. Pursuant to the Purchase Agreements, the Company repurchased approximately $188.0 million aggregate principal amount of 2021 Notes and 2024 Notes for a cash payment plus accrued but unpaid interest.

Termination of Long-acting Cosyntropin Development Partnership

On February 6, 2020, the Company entered into an amended agreement with Eolas Pharma Teoranta (Eolas), an affiliate of Slán. Pursuant to the amendment the license granted to the Company for the commercialization of long-acting cosyntropin was terminated and the Company received $2.0 million in settlement of the December 31, 2019 receivable for reimbursable development expenses. Additionally, the Company may receive up to $10.0 million in future payments based upon commercial sales of long-acting cosyntropin if Eolas successfully obtains regulatory approval for and commercializes the product.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue	Deductions(1)	Balance at End of Year (2)
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2019	$76,401	$163,261	$(179,479)	$60,183
Year ended December 31, 2018	$137,328	$122,481	$(183,408)	$76,401
Year ended December 31, 2017	$133,646	$363,260	$(359,578)	$137,328

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax asset valuation allowance:
December 31, 2019 (3)	$41,905	$48,915	$—	$90,820
December 31, 2018 (4)	$54,224	$—	$(12,319)	$41,905
December 31, 2017 (5)	$45,206	$9,018	$—	$54,224

(1)	Deductions to sales discounts and allowances relate to discounts or allowances actually taken or paid.

(2)	Balance includes allowances for cash discounts for prompt payment recognized in Accounts Receivable, net on the Company’s consolidated balance sheet.

(3)	The Company recorded a valuation allowance of $9.0 million during 2017.

(4)	The Company reversed a valuation allowance of $12.3 million during 2018.

(5)	The Company recorded a valuation allowance of $48.9 million during 2019.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)    Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer, our principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information to be disclosed by us in this Annual Report on Form 10‑K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10‑K.

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

(b)    Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)    Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Assertio Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Assertio Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Assertio Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Assertio Therapeutics, Inc. as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 10, 2020 expressed an unqualified opinion thereon.

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
March 10, 2020

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the information set forth under the headings “Board of Directors and Director Nominees,” “Executive Officers,” “Corporate Governance – Code of Ethics,” “Corporate Governance – Board and Board Committees,” “Corporate Governance – Director Nominations” and, if applicable, “Delinquent Section 16(a) Reports” in our 2020 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders (the 2020 Proxy Statement). The 2020 Proxy Statement will be filed with the SEC within 120 days after the end of our 2019 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the information set forth under the headings “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Executive Compensation – Compensation Committee Report” and “Executive Compensation” in our 2020 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2020 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the information set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board and Board Committees – Board Independence” in our 2020 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the information set forth under the headings “Audit Related Matters – Fees Paid to Independent Registered Public Accounting Firm” and “Audit Related Matters – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our 2020 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of documents filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

The financial statements listed in the accompanying Index to Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules

The following financial statement schedule included in “Item 8. Financial Statements and Supplementary Data: Schedule II: Valuation and Qualifying Accounts.”

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
4.1
Senior Indenture dated as of September 9, 2014 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on September 9, 2014)

4.2
First Supplemental Indenture dated as of September 9, 2014 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the Senior Indenture dated as of September 9, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2014)

4.3
Second Supplemental Indenture, dated August 14, 2018, by and between Assertio Therapeutics, Inc., a Delaware corporation, and the Bank of New York Melon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed on August 15, 2018)

4.4
Third Supplemental Indenture, dated August 13, 2019, by and between Assertio Therapeutics, Inc. and the Bank of New York Melon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2019)

4.5	Description of Securities
10.1*	Form of Indemnification Agreement of Assertio Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed on August 15, 2018)
10.2*
Form of Amended and Restated Management Continuity Agreement of Assertio Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed on August 15, 2018)

10.3*
Form of Amendment No. 1 to Amended and Restated Management Continuity Agreement of Assertio Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2019)

10.4*	Amended and Restated 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)

10.5*	Second Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)
10.6*	Amended and Restated 2014 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019)
10.7*
Form of Equity Award Documents under Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)

10.8*	Form of Equity Award Documents for Inducement Grants (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018
10.9*	Amended and Restated Annual Bonus Plan, as adopted on February 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019)
10.10*	Non‑Employee Director Compensation and Grant Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019)
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

10.13*	Offer Letter dated March 28, 2017 between the Company and Arthur J. Higgins (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017)
10.14*
Offer Letter dated October 17, 2017 by and between the Company and Santosh J. Vetticaden, M.D., Ph.D. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017)

10.15*	Offer Letter dated June 1, 2018, between the Company and Phillip B. Donenberg (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2018)
†10.16
Commercial Manufacturing Agreement dated June 1, 2011 between the Company and Patheon Puerto Rico, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed on November 7, 2011)

†10.17
Commercialization Agreement dated August 22, 2011 between the Company and Santarus, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q filed on November 7, 2011)

10.18
Asset Purchase Agreement dated June 21, 2012 between the Company and Xanodyne Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed on August 3, 2012)

†10.19
Asset Purchase Agreement, dated December 17, 2013 between the Company and Nautilus Neurosciences, Inc. (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10‑K filed on March 17, 2014)

†10.20
Asset Purchase Agreement dated January 15, 2015 between the Company and Janssen Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10‑K filed on February 26, 2015)

†10.21
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

†10.23	Supply Agreement dated April 2, 2015 between the Company and Normaco, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q/A filed on December 18, 2015)
†10.24
First Amendment to Supply Agreement dated July 11, 2019 between the Company and Noramco, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2019)

10.25
Drug Product Manufacturing Services Agreement dated June 6, 2017 by and between the Company and Halo Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017)

†10.26
Commercialization Agreement dated December 4, 2017 by and among the Company Collegium Pharmaceutical, Inc. and Collegium NF, LLC (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed March 1, 2018)

†10.27
Consent Agreement dated as of November 30, 2017 by and between the Company and Grunenthal GmbH related to the License Agreement (U.S.) dated January 13, 2015 between Grunenthal GmbH and Janssen Research and Development (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed March 1, 2018)

10.28
Amendment dated January 9, 2018 to Commercialization Agreement by and among the Company Collegium Pharmaceutical, Inc. and Collegium NF, LLC (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed March 1, 2018)

10.29
Amendment No. 2, to Commercialization Agreement, dated as of August 29, 2018, by and among the Company, Collegium Pharmaceutical, Inc. and Collegium NF, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)

10.30
Amendment No. 3 to Commercialization Agreement, dated November 8, 2018, by and among Assertio Therapeutics, Inc., Collegium Pharmaceutical, Inc., and Collegium NF, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2018)

†10.31
Note Purchase Agreement dated March 12, 2015 among the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. And Phemus Corporation and Deerfield Design Fund III, L.P., as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q/A filed on December 18, 2015)

†10.32
Pledge and Security Agreement dated April 2, 2015 between the Company and Deerfield Private Design Fund III, L.P., a collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q/A filed on December 18, 2015)

†10.33
Consent and First Amendment to Note Purchase Agreement dated December 29, 2015 between the Company, Deerfield Private Design Fund III, L.P. and the parties thereto (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10‑K filed on February 26, 2016)

10.34
Waiver and Second Amendment to Note Purchase Agreement dated December 4, 2017 by and among the Company, the purchases thereto and Deerfield Private Design Fund III, L.P., as collateral agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 14, 2017)

10.35
Waiver, Consent and Third Amendment to Note Purchase Agreement and Partial Release of Security Interest, dated August 2, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2018)

10.36	Consent to Note Purchase Agreement and Assumption Agreement dated August 10, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed on August 15, 2018)
10.37
Consent, dated November 8, 2018, by and among Assertio Therapeutics, Inc., certain purchasers and Deerfield Private Design Fund III, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2018)

10.38	Fourth Amendment to Note Purchase Agreement, dated January 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2019)
10.39	Fifth Amendment to Note Purchase Agreement, dated August 9, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2019)
10.40	Form of Exchange Agreement, dated August 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2019)
10.41	Sixth Amendment to Note Purchase Agreement, dated December 11, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2019)
10.42
Agreement dated October 17, 2016 among the Company and Starboard Value LP and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on October 19, 2016)

10.43
Cooperation and Support Agreement dated March 28, 2017 by and among the Company, Starboard Value LP and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2017)

†10.44
Royalty Purchase and Sale Agreement dated October 18, 2013, among the Company, Depo DR Sub, LLC and PDL BioPharma, Inc. (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10‑K filed on March 17, 2014)

10.45
Amendment No. 1 to Royalty Purchase and Sale Agreement and Bill of Sale, dated August 2, 2018, by and among Depomed, Inc., Depo DR Sub, LLC, and PDL Investment Holdings, LLC (as assignee of PDL BioPharma, Inc.) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2018)

10.46
Settlement Agreement, dated as of August 28, 2018, by and among the Company, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)

10.47
Asset Purchase Agreement, dated December 11, 2019, by and among the Company, Golf Acquiror LLC and, solely for the purposes set forth therein, Celtic Intermediate S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2019)

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

†    Confidential treatment granted (or certain portions omitted pursuant to the SEC’s rules regarding the redaction of confidential information)
*    Compensatory Plan or Arrangement
**    Furnished Herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assertio Therapeutics, Inc.

Date:	March 10, 2020	By	/s/ Arthur J. Higgins
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

/s/ ARTHUR J. HIGGINS	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2020
Arthur J. Higgins

/s/ DANIEL A. PEISERT	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2020
Daniel A. Peisert

/s/ JAMES P. FOGARTY	Chairman of the Board of Directors	March 10, 2020
James P. Fogarty

/s/ KAREN A. DAWES	Director	March 10, 2020
Karen A. Dawes

/s/ JAMES J. GALEOTA, JR.	Director	March 10, 2020
James J. Galeota, Jr.

/s/ HEATHER L. MASON	Director	March 10, 2020
Heather L. Mason

/s/ WILLIAM T. MCKEE	Director	March 10, 2020
William T. McKee

/s/ PETER D. STAPLE	Director	March 10, 2020
Peter D. Staple

/s/ JAMES L. TYREE	Director	March 10, 2020
James L. Tyree

/s/ DAVID E. WHEADON	Director	March 10, 2020
David E. Wheadon