Form 10-Q
period 2020-03-31
Assertio Therapeutics, Inc
filed 2020-05-11
CIK 1005201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 6, 2020 was 81,375,075.

ASSERTIO THERAPEUTICS, INC.
FORM 10-Q FOR THE PERIOD ENDING MARCH 31, 2020

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$105,973	$42,107
Accounts receivable, net	12,952	42,744
Inventories, net	518	3,412
Consideration receivable from sale of Gralise	50,019	—
Prepaid and other current assets	10,651	15,688
Total current assets	180,113	103,951
Property and equipment, net	3,233	3,497
Intangible assets, net	23,671	400,535
Investments, net	8,132	13,064
Other long-term assets	4,125	6,123
Total assets	$219,274	$527,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,982	$16,193
Accrued rebates, returns and discounts	32,359	58,943
Accrued liabilities	24,716	18,948
Senior Notes, current portion	—	80,000
Convertible Notes, current portion	57,866	—
Interest payable	304	8,375
Other current liabilities	2,066	2,094
Total current liabilities	122,293	184,553
Senior Notes	—	76,443
Convertible Notes	—	194,815
Other long-term liabilities	12,944	13,401
Total liabilities	135,237	469,212
Commitments and contingencies
Shareholders’ equity:
Common stock	8	8
Additional paid-in capital	442,600	457,751
Accumulated deficit	(358,571)	(399,801)
Total shareholders’ equity	84,037	57,958
Total liabilities and shareholders' equity	$219,274	$527,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Product sales, net	$9,252	$26,450
Commercialization agreement, net	11,258	30,856
Royalties and milestones	407	623
Total revenues	20,917	57,929
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	1,399	2,575
Research and development expenses	1,041	1,793
Selling, general and administrative expenses	27,314	25,045
Amortization of intangible assets	7,795	25,444
Total costs and expenses	37,549	54,857
(Loss) income from operations	(16,632)	3,072
Other income (expense):
Gain on sale of Gralise	127,505	—
Loss on extinguishment of convertible notes	(31,608)	—
Loss on sale of NUCYNTA	(15,755)	—
Interest expense	(8,674)	(16,554)
Loss on prepayment of Senior Notes	(8,233)	—
Other	(3,325)	(609)
Total other income (expense)	59,910	(17,163)
Net income (loss) before income taxes	43,278	(14,091)
Income tax expense	(2,048)	(210)
Net income (loss) and Comprehensive income (loss)	$41,230	$(14,301)

Basic net income (loss) per share	$0.58	$(0.22)
Diluted net income (loss) per share	$0.58	$(0.22)
Shares used in computing basic net income (loss) per share	70,940	64,239
Shares used in computing diluted net income (loss) per share	71,051	64,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2018	64,185	$6	$402,934	$(182,600)	$(5)	$220,335
Issuance of common stock upon exercise of options	14	—	25	—	—	25
Issuance of common stock in conjunction with vesting of restricted stock units	132	—	—	—	—	—
Stock-based compensation	—	—	2,702	—	—	2,702
Shares withheld for payment of employee's withholding tax liability	—	—	(216)	—	—	(216)
Net loss	—	—	—	(14,301)	—	(14,301)
Balances at March 31, 2019	64,331	$6	$405,445	$(196,901)	$(5)	$208,545

Balances at December 31, 2019	80,888	$8	$457,751	$(399,801)	$—	$57,958
Issuance of common stock in conjunction with vesting of restricted stock units	434	—	—	—	—	—
Reacquisition of equity component of 2021 Notes and 2024 Notes	—	—	(16,814)	—	—	(16,814)
Stock-based compensation	—	—	1,934	—	—	1,934
Shares withheld for payment of employee's withholding tax liability	—	—	(271)	—	—	(271)
Net income	—	—	—	41,230	—	41,230
Balances at March 31, 2020	81,322	$8	$442,600	$(358,571)	$—	$84,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income (loss)	$41,230	$(14,301)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on sale of Gralise	(127,500)	—
Loss on extinguishment of convertible notes	31,608	—
Loss on prepayment of Senior Notes	8,233	—
Depreciation and amortization	8,068	25,990
Loss on sale of NUCYNTA	15,755	—
Accretion of debt discount and debt issuance costs	5,387	6,164
Recurring fair value measurement of assets and liabilities	3,147	28
Stock-based compensation	1,934	2,702
Provision for inventory and other assets	1,554	359
Other	(14)	1,297
Changes in assets and liabilities:
Accounts receivable	29,792	(6,278)
Inventories	(2,381)	(40)
Prepaid and other assets	3,289	30,592
Accounts payable and other accrued liabilities	(10,510)	(12,361)
Accrued rebates, returns and discounts	(26,584)	(4,105)
Interest payable	(8,071)	(2,852)
Net cash (used in) provided by operating activities	(25,063)	27,195
Investing Activities
Purchases of property and equipment	(9)	(13)
Proceeds from sale of NUCYNTA	367,958	—
Proceeds from sale of Gralise	81,087	—
Net cash provided by (used in) investing activities	449,036	(13)
Financing Activities
Payments in connection with Senior Note prepayment	(171,775)	(28,249)
Payments in connection with convertible note extinguishment	(188,060)	—
Proceeds from issuance of common stock	—	25
Shares withheld for payment of employee's withholding tax liability	(272)	(216)
Net cash used in financing activities	(360,107)	(28,440)
Net increase (decrease) in cash and cash equivalents	63,866	(1,258)
Cash and cash equivalents at beginning of year	42,107	110,949
Cash and cash equivalents at end of period	$105,973	$109,691

Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$100	$—
Cash paid for interest	$10,842	$13,213
Capital expenditures incurred but not yet paid	$—	$130

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

As of March 31, 2020, the Company’s specialty pharmaceutical business consisted primarily of CAMBIA®(diclofenac potassium for oral solution), a nonsteroidal anti-inflammatory drug for the acute treatment of migraine attacks, acquired by the Company in December 2013; and Zipsor® (diclofenac potassium liquid filled capsules), a nonsteroidal anti-inflammatory drug for the treatment of mild to moderate acute pain, acquired by the Company in June 2012, both marketed in the U.S.

In 2017, the Company announced that it was in the process of transforming into a leading diversified, specialty pharmaceutical company with a goal of rapidly deleveraging its balance sheet, growing its core business, and opportunistically building for the future via business development. The Company continues to position itself to actively pursue business development, strategic partnerships, and investment opportunities to build and grow for the future. As part of this transformational initiative, the Company executed on several strategic transactions:

On December 4, 2017, the Company announced a commercialization agreement with Collegium Pharmaceutical, Inc. (Collegium), pursuant to which the Company granted Collegium the right to commercialize the NUCYNTA® franchise of products in the U.S. (the Commercialization Agreement). Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing, and the Company received royalties on all NUCYNTA revenues based on certain net sales thresholds.

On January 10, 2020, the Company completed the sale of Gralise® (gabapentin) to Golf Acquiror LLC, an affiliate to Alvogen, Inc. (Alvogen), for total value of $127.5 million. This included $75.0 million in cash at closing, and the balance payable as 75% of Alvogen’s first $70.0 million of Gralise net sales after the closing. Alvogen also paid the Company for certain inventories relating to Gralise.

On February 13, 2020, the Company entered into a definitive agreement to divest its remaining rights, title and interest in and to the NUCYNTA franchise to Collegium for $375.0 million in cash, less royalties, paid to the Company in 2020. Pursuant to the agreement, Collegium assumed certain contracts, liabilities and obligations of the Company relating to the NUCYNTA products, including those related to manufacturing and supply, post-market commitments and clinical development costs. Collegium also paid the Company for certain inventories relating to the products.

On February 13, 2020, the Company had repaid in full its outstanding aggregate principal amount of senior secured notes (Senior Notes) pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) and all subsequent amendments to the Note Purchase Agreement.

On February 19, 2020, the Company entered into separate, privately negotiated agreements with a limited number of holders of the Company’s 2021 Notes and 2024 Notes to repurchase $188.0 million aggregate principal amount of the outstanding 2021 Notes and 2024 Notes.

On March 11, 2020, the Company initiated a tender offer to repurchase any and all of the Company’s remaining $77.0 million of combined outstanding 2021 Notes and 2024 Notes. On April 8, 2020, the Company announced the completion and final results for its cash tender offers which the Company settled approximately $76.7 million aggregate principal amount of the outstanding 2021 Notes and 2024 Notes.

Merger Agreement

On March 16, 2020, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Zyla Life Sciences (Zyla), Assertio Holdings, Inc., a newly created wholly-owned subsidiary of Assertio (Parent), Assertio Merger Sub, Inc., a newly created wholly-owned subsidiary of Parent (Assertio Merger Sub), and Zebra Merger Sub, Inc., a newly created wholly-owned subsidiary of Parent (Merger Sub). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Zyla (the Merger), with Zyla surviving the Merger and becoming a wholly-owned subsidiary of Parent. Prior to the consummation of the Merger, Assertio intends to effect a reorganization merger (the “Assertio Reorganization”) pursuant to which Assertio Merger Sub will merge with and into Assertio, with Assertio surviving the merger and becoming a wholly-owned subsidiary of Parent. Parent will assume Assertio’s listing on the Nasdaq Stock Market (Nasdaq).

The terms of the Merger Agreement provide that, unless otherwise specified in the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, par value $0.001 per share, of Zyla (the Zyla Common Stock) will be canceled and automatically converted into the right to receive as merger consideration (the Merger Consideration) 2.5 shares (the Exchange Ratio) of common stock, par value $0.0001 per share, of Parent (the Parent Common Stock).

The Merger and the Merger Agreement have been approved by the board of directors of each of Zyla (the Zyla Board), Assertio (the Assertio Board) and Parent (the Parent Board). Completion of the Merger is conditioned upon the adoption and approval of the Merger Agreement by (1) the holders of at least a majority of the outstanding shares of Zyla Common Stock (the Zyla Stockholder Approval) and (2) by the affirmative vote of the majority of the total votes cast to approve the issuance of the Merger Consideration by the holders of the outstanding shares of common stock of Assertio (the Assertio Stockholder Approval). Completion of the Merger is also subject to other customary closing conditions. The Merger is expected to close in the second quarter of 2020.
Basis of Presentation

The unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the entire year ending December 31, 2020 or future operating periods.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2020 (the 2019 Form 10-K). The balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date, as filed in the Company’s 2019 Form 10-K.

In connection with the preparation of the financial statements for the three months ended March 31, 2020, the Company evaluated whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within twelve months after the date of the issuance of these financial statements noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

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

Commercialization Agreement

The Company derived revenue under the Commercialization Agreement with Collegium whereby the Company granted Collegium the right to commercialize the NUCYNTA franchise of products in the U.S. The Company entered into the Commercialization Agreement in December 2017, which became effective in January 2018, and amended the agreement in August 2018 and in November 2018. The Company viewed its performance obligations as a series of distinct goods or services that are substantially the same and that have the same pattern of transfer. Prior to the November 2018 amendment, the consideration related to the license and facilitation services was fixed and recognized ratably over the contract term. Following the November 2018 amendment, the royalty payments represent variable consideration that are subject to the sales-based royalty exception for licenses of intellectual property and are recognized at the later of (i) when the subsequent product sales occur or (ii) the performance obligation, to which some or all of the sales-based royalty has been allocated, has been satisfied.

In addition, the Company was responsible for royalty payments to a third party related to sales of NUCYNTA. Prior to the November 2018 amendment, Collegium became primarily responsible for these royalties in connection with the Commercialization Agreement; however, a portion of these payments remained the responsibility of the Company. Following the November 2018 amendment, effective January 1, 2019, Collegium became responsible for the third-party royalty payments entirely. As the Company was not actively commercializing NUCYNTA, such royalties were recorded by the Company on a systematic basis in proportion to the underlying net product sales, subject to the sales-based royalty exemption for license of intellectual property, and were included as gross-to-net adjustments in the related revenue line in the Company’s Statements of Comprehensive Income. Such amounts, over the course of the calendar year, had no net impact.

In connection with the Commercialization Amendment, Collegium issued the Company a warrant to purchase up to 1,041,667 shares of Collegium common stock at an exercise price of $19.20 per share (Warrant). The Warrant is exercisable for a period of four years and contains customary terms, including with regard to net exercise. The Warrant was valued at $8.8 million as of the date of the Commercialization Amendment and is considered to be a component of the fixed consideration associated with the Commercialization Agreement. This Warrant is included in Investments on the Company’s Consolidated Balance Sheet, however, as it is non-cash it does not impact investing cash flows.

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

Stock Based Compensation

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

The stock-based compensation expense related to PSUs is estimated at grant date based on the fair value of the award. The PSU awards are measured exclusively to the relative total shareholder return (TSR) performance, which is measured against the three-year TSR of a custom index of companies. The actual number of shares awarded is adjusted to between zero and 200% of the target award amount based upon achievement in each of the three independent successive one-year tranches. TSR relative to peers is considered a market condition under applicable authoritative guidance. For PSUs granted with vesting subject to market conditions, the fair value of the award is determined at grant date using the Monte Carlo model, and expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied. The Monte Carlo valuation model considers a variety of potential future share prices for Assertio and our peer companies in a selected market index.

The Company uses the Black-Scholes option valuation model to determine the fair value of stock options and ESPP shares. The determination of the fair value of stock-based payment awards on the date of grant using an option valuation model is affected by our stock price as well as assumptions, which include the expected term of the award, the expected stock price volatility, risk-free interest rate and expected dividends over the expected term of the award. The Company uses historical option exercise data to estimate the expected term of the options. The Company estimates the volatility of our common stock price by using the historical volatility over the expected term of the options. The Company bases the risk-free interest rate on U.S. Treasury zero coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore, uses an expected dividend yield of zero in the option valuation model. Stock-based compensation expense related to the ESPP and options is recognized on a straight-line basis over its respective term.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (ASU 2016-13 or Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The Company adopted this standard on January 1, 2020 and updated its internal controls to include certain forward-looking considerations in the current process of developing and recognizing credit losses for in scope financial assets, which primarily included accounts receivable and a $3.5 million investment in a company engaged in medical research. ASC 326 had an immaterial impact to our allowance for credit losses reported in accounts receivable on our Condensed Consolidated Balance Sheet upon adoption. The investment is structured as a long-term loan receivable with a convertible feature and carried at amortized cost with accruing interest. To calculate the expected credit loss allowance, the Company utilized a probability-of-default method (PDM). This process estimates the probability of the loan being successfully paid back or converted into equity based on the ability of the investee to obtain FDA acceptance of its research. Using a PDM, we calculated an expected credit loss allowance at March 31, 2020 of $1.9 million, which was recorded in Other (expense) income in the Company’s Consolidated Statement of Comprehensive Income and included in Investments, net in the Company’s Consolidated Balance Sheet. Our expected credit losses can vary from period to period based on several factors, such as progress of the medical research and FDA submission, and overall economic environment and the ability of the investee to fund its operations. The primary factor that contributed to our provision for expected credit losses in the first quarter of 2020 was an evaluation of probability of default to exist based on the outlook of the macro environment due to the COVID-19 pandemic and its impact to delay the FDA acceptance process combined with the investee’s ability to fund its operations and raise capital if required.

In June 2018, the FASB issued ASU 2018-18 Collaborative Arrangements (ASU 2018-18), which clarifies the interaction between ASC 808, Collaborative Arrangements (ASC 808) and ASC 606, Revenue from Contracts with Customers (ASC 606). The update clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. The Company adopted the standard as of January 1, 2020 and have applied modified retrospective transition method to the date of initial application of ASC 606. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Accounting for Cloud Computing Arrangements (Subtopic 350-40), which provides new guidance on the accounting for implementation, set-up, and other upfront costs incurred in a hosted cloud computing arrangement. Under the new guidance, entities will apply the same criteria for capitalizing implementation costs as they would for an internal-use software license arrangement. Effective January 1, 2020, the Company adopted the standard using the prospective approach to eligible costs incurred on or after the date of adoption. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement Disclosure Framework (ASU 2018-03), which is part of a broader disclosure framework project by the FASB to improve the effectiveness of disclosures by more clearly communicating the information to the user. The Company adopted the standard as of January 1, 2020 and included these disclosures in the condensed consolidated financial statements. The additional elements of this release did not impact the Company's condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASU 2019-02): Simplifying the Accounting for Income Taxes which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and by clarifying and amending existing guidance in order to improve consistent application of and simplify GAAP for other areas of Topic 740. ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company early adopted the standard effective January 1, 2020. The new standard was applied to the presentation of the Company’s reacquisition of $0.3 million and $16.5 million in equity component of the 2021 and 2024 Notes, respectively, as a result of the private purchase in February 2020.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

NOTE 2. REVENUE

Disaggregated Revenue

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Product sales, net
CAMBIA	$6,274	$8,808
Zipsor	2,331	4,231
Gralise	547	13,278
Total neurology product sales, net	9,152	26,317
NUCYNTA and Lazanda product sales adjustments	100	133
Total product sales, net	9,252	26,450
Commercialization agreement, net	11,258	30,856
Royalties and milestone revenue	407	623
Total revenues	$20,917	$57,929

Product Sales

For the three months ended March 31, 2020, neurology product sales consisted primarily of sales from CAMBIA and Zipsor. The Company completed the sale of Gralise to Alvogen on January 10, 2020, and therefore ceased recognizing product sales related to Gralise effective the transaction close date.

The Company ceased recognizing product sales related to NUCYNTA in January 2018 as discussed below under Commercialization Agreement. The Company divested and ceased recognizing product sales related to Lazanda in November 2017. Product sales related to NUCYNTA and Lazanda during the three months ended March 31, 2020 and 2019 relate to sales reserve estimate adjustments related to sales recognized in prior periods.

Commercialization Agreement

In December 2017, the Company and Collegium entered into the Commercialization Agreement (Commercialization Agreement), pursuant to which the Company granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the U.S.  Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. In November 2018 the Company entered into an amendment to the Commercialization Agreement (Commercialization Amendment). Prior to the November 2018 amendment, the consideration related to the license and facilitation services was fixed and recognized ratably over the contract term. Following the November 2018 amendment, the royalty payments represented variable consideration that are subject to the sales-based royalty exception for licenses of intellectual property and are recognized at the later of (i) when the subsequent product sales occur or (ii) the performance obligation, to which some or all of the sales-based royalty has been allocated, has been satisfied.
Effective as of February 13, 2020, the Company divested its rights, title and interest in and to its NUCYNTA franchise of products in the U.S. to Collegium. In connection with the sale, the Commercialization Agreement terminated at closing with certain specified provisions of the Commercialization Agreement surviving in accordance with the terms of the purchase agreement.

For the three months ended March 31, 2020, the Company recognized net revenue from the Commercialization Agreement of $11.3 million. This included variable royalty revenue for the three months ended March 31, 2020 of $13.1 million offset by the amortization of the $1.8 million net contract asset in connection with the termination of the Commercialization Agreement as a result of the divestiture of NUCYNTA to Collegium.

During the three ended March 31, 2019, the Company recognized $1.0 million of net expense related to the third-party royalties which were paid by Collegium on behalf of Assertio. Collegium paid the full royalty owed to the third-party in 2019 and such amounts, over the course of the calendar year, had no net impact to the Company’s Consolidated Statement of Comprehensive Income.

Contract Assets

The following table presents changes in the Company’s contract assets as of March 31, 2020 (in thousands):

	Balance as of			Balance as of
	December 31, 2019	Additions	Deductions	March 31, 2020
Contract asset - Collegium, net	1,896	—	(1,896)	—

The Collegium contract asset, net represented the conditional right to consideration for completed performance under the Commercialization Agreement arising from the transfer of inventory to Collegium on the date of closing of the agreement in January 2018 net of the contract liability of $10.0 million resulting from the upfront payment received and the $8.8 million of warrants received in connection with the Commercialization Amendment. In connection with the divestiture of NUCYNTA to Collegium the Company amortized the remaining balance of the contract asset in the first quarter of 2020.

Royalties & Milestones

In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now Nuvo Pharmaceuticals, Inc.) granting them the rights to commercially market CAMBIA in Canada. Nuvo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We receive royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. During the three months ended March 31, 2020 and 2019, we recognized $0.4 million and $0.6 million of revenue related to CAMBIA in Canada, respectively.

NOTE 3. ACCOUNTS RECEIVABLES, NET

Accounts receivables, net, consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Receivables related to product sales, net	$12,427	$38,353
Receivables from Collegium	—	4,104
Other	525	287
Total accounts receivable, net	$12,952	$42,744

As of March 31, 2020 and 2019, allowances for cash discounts for prompt payment were $0.4 million and $1.2 million, respectively.

NOTE 4.  INVENTORIES, NET

Inventories, net, consist of raw materials, work in process and finished goods and are stated at the lower of cost or market and consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$29	$1,065
Work-in-process	153	426
Finished goods	336	1,921
Total	$518	$3,412

Inventory, net as of March 31, 2020 decreased as compared to December 31, 2019 as a result of the divestiture of Gralise in January 2020.

As of March 31, 2020 and 2019, inventory reserves were $0.1 million and $0.4 million, respectively.

NOTE 5.  INTANGIBLE ASSETS

The gross carrying amounts and net book values of intangible assets were as follows (in thousands):

	March 31, 2020					December 31, 2019
Product rights	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Disposition	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
NUCYNTA	—	$830,188	$(461,119)	$(369,069)	$—	$1,019,978	$(455,192)	$(189,790)	$374,996
CAMBIA	3.7	51,360	(32,311)	—	19,049	51,360	(31,027)	—	20,333
Zipsor	2.0	27,250	(22,628)	—	4,622	27,250	(22,044)	—	5,206
Total		$908,798	$(516,058)	$(369,069)	$23,671	$1,098,588	$(508,263)	$(189,790)	$400,535

Amortization expense was $7.8 million and $25.4 million for the three months ended March 31, 2020 and 2019, respectively.

In February 2020, the Company divested its remaining rights, title and interest in and to the NUCYNTA franchise of products from the Company. As a result, the Company derecognized the remaining carrying value of $369.1 million of the NUCYNTA product rights.

Based on finite-lived intangible assets recorded as of March 31, 2020, and assuming the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2020 (remainder)	$5,605
2021	7,473
2022	5,668
Thereafter	4,925
Total	$23,671

NOTE 6.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued compensation	$4,913	$6,188
Accrued consent fees	4,500	—
Accrued taxes payable	2,241	295
Accrued restructuring costs	1,332	3,763
Other accrued liabilities	11,730	8,702
Total accrued liabilities	$24,716	$18,948

NOTE 7.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs), and purchases under the Company’s employee stock purchase plan (ESPP).

The following table presents stock‑based compensation expense recognized in the Company’s Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of sales	$23	$—
Research and development expense	163	273
Selling, general and administrative expense	1,748	2,429
Restructuring	—	—
Total	$1,934	$2,702

At March 31, 2020, the Company had $0.9 million of total unrecognized compensation expense related to stock option grants that will be recognized over an average vesting period of 1.22 years and $14.6 million of total unrecognized compensation expense related to RSUs and PSUs that will be recognized over an average vesting period of 2.24 years.

During the three months ended March 31, 2020 the Company granted 3.6 million RSUs at an average fair market value of $1.05 per share. The Company did not grant any PSUs or options during three months ended March 31, 2020.

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

The Senior Notes had a maturity date of April 14, 2021 (unless earlier prepaid or repurchased), were secured by substantially all of the assets of the Company and any subsidiary guarantors, and bore interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate was determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate for the three months ended March 31, 2020 and 2019 was 11.65% and 12.54%, respectively.

As of February 13, 2020, the Company had repaid in full all outstanding indebtedness, and terminated all commitments and obligations, under its Note Purchase Agreement. The Company used proceeds from the sale of Gralise and NUCYNTA to repay the outstanding principal of $162.5 million. In addition, the Company paid approximately $4.9 million and $4.4 million in prepayment premiums and accrued exit fees, respectively, plus accrued but unpaid interest. In connection with the termination of the Note Purchase Agreement, the Company was released from all security interests, liens and encumbrances under the Note Purchase Agreement.

During the three months ended March 31, 2020, the Company recognized a loss on debt extinguishment of $8.2 million, composed of the $4.9 million prepayment fee and $3.3 million of unamortized debt discount and debt issuance costs, recognized as part of Loss on debt extinguishment in the Company’s Consolidated Statement of Comprehensive Income.

The following is a summary of the carrying value of the Senior Notes as of December 31, 2019 (in thousands):

December 31, 2019
Principal amount of the Senior Notes	$162,500
Unamortized debt discount balance	(4,035)
Unamortized debt issuance costs	(2,022)
Total Senior Notes	$156,443

Debt discount and debt issuance costs were amortized as interest expense using the effective interest method. The following is a summary of interest expense for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Contractual interest expense	$1,648	$8,206
Amortization of debt discount and debt issuance costs	2,699	1,357
Total interest expense Senior Notes	$4,347	$9,563

2.50% Convertible Senior Notes Due 2021

On September 9, 2014, the Company issued $345.0 million aggregate principal amount of 2.50% Convertible Senior Notes Due 2021 (the 2021 Notes) which mature on September 1, 2021 and bear interest at the rate of 2.50% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2015.

On August 13, 2019, the Company exchanged (the Convertible Note Exchange) $200.0 million aggregate principal amount of the 2021 Notes for a combination of (a) its new $120.0 million aggregate principal amount of 5.00% Convertible

Senior Notes due August 15, 2024 (the 2024 Notes), (b) an aggregate cash payment of $30.0 million, and (c) an aggregate of 15.8 million shares of the Company’s common stock. The Company did not receive any cash proceeds from the issuance of the 2024 Notes or the issuance of the shares of its common stock. Upon completion of the Convertible Note Exchange, the aggregate principal amount of the 2021 Notes was reduced by $200.0 million to $145.0 million, the unamortized debt discount and debt issuance costs was reduced by $26.1 million to $18.9 million and the carrying amount of the equity component was reduced by $6.2 million to $112.8 million.

On February 19, 2020, the Company entered into separate, privately negotiated purchase agreements (Purchase Agreements) with a limited number of holders of the Company’s currently outstanding 2021 Notes and 2024 Notes. The Company used proceeds from the sale of Gralise and NUCYNTA to repurchase $102.5 million aggregate principal amount of 2021 Notes for a cash payment plus accrued but unpaid interest.

The repurchase of the 2021 Notes was accounted for in accordance with ASC 470-50, Debt Modifications and Extinguishments (ASC 470-50). During the three months ended March 31, 2020, the Company recognized a $10.3 million loss on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2021 Notes just prior to the repurchase plus transaction costs. The Company also recognized reacquisition of $0.3 million in additional paid-in capital related to the equity component of the 2021 Notes based on the excess of the fair value of total considerations provided against the fair value of the 2021 Notes just prior to the repurchase. As a result of the transaction, the aggregate principal amount of the 2021 Notes was reduced to $42.5 million, the unamortized debt discount and debt issuance costs was reduced by $10.3 million to $4.3 million and the carrying amount of the equity component was reduced by $0.3 million to $112.5 million.

The closing price of the Company’s common stock did not exceed 130% of the $19.24 conversion price, for the required period during the quarter ended March 31, 2020. As a result, the 2021 Notes were not convertible as of March 31, 2020.

The following is a summary of the liability component of the 2021 Notes as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Principal amount of the 2021 Notes	$42,465	$145,000
Unamortized discount of the liability component	(3,767)	(14,963)
Unamortized debt issuance costs	(184)	(725)
Total 2021 Notes	$38,514	$129,312

The debt discount and debt issuance costs are being amortized as interest expense using the effective interest method. The following is a summary of interest expense for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Stated coupon interest	$607	$2,156
Amortization of debt discount and debt issuance costs	1,469	4,807
Total interest expense 2021 Notes	$2,076	$6,963

5.00% Convertible Senior Notes Due 2024

On August 13, 2019, as part of the Convertible Note Exchange, the Company issued $120.0 million aggregate principal of 2024 Notes which mature on August 14, 2024 and bear interest at a rate of 5.0%, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020.

On February 19, 2020, the Company entered into separate, privately negotiated purchase agreements (Purchase Agreements) with a limited number of holders of the Company’s currently outstanding 2021 Notes and 2024 Notes. The Company used proceeds from the sale of Gralise and NUCYNTA to repurchase $85.5 million aggregate principal amount of 2024 Notes for a cash payment plus accrued but unpaid interest.

The repurchase of the 2024 Notes was accounted for in accordance with ASC 470-50, Debt Modifications and Extinguishments (ASC 470-50). During the three months ended March 31, 2020 the Company recognized a $21.3 million loss on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2024 Notes just prior to the repurchase plus transaction costs. The Company also recognized reacquisition of $16.8 million in additional paid-in capital related to the equity component of the 2024 Notes based on the excess of the fair value of total considerations provided against the fair value of the 2024 Notes just prior to the repurchase. As a result of the transaction, the aggregate principal amount of the 2024 Notes was reduced to $34.5 million, the unamortized debt discount and debt issuance costs was reduced by $38.1 million to $15.4 million and the carrying amount of the equity component was reduced by $16.5 million to $16.1 million.

The 2024 Notes are not convertible or redeemable as of March 31, 2020. The following is a summary of the liability component of the 2024 Notes as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Principal amount of the 2024 Notes	$34,522	$120,000
Unamortized discount of the liability component	(14,373)	(51,701)
Unamortized debt issuance costs	(797)	(2,796)
Total 2024 Notes	$19,352	$65,503

The debt discount and debt issuance costs are being amortized as interest expense using the effective interest method. The following is a summary of interest expense for the 2024 Notes for three months ended March 31, 2020 (in thousands):

Three Months Ended March 31, 2020
Stated coupon interest	$1,047
Amortization of debt discount and debt issuance costs	1,219
Total interest expense 2024 Notes	$2,266

On March 11, 2020, the Company initiated a tender offer to repurchase any and all of the Company’s remaining $77.0 million of combined outstanding 2021 Notes and 2024 Notes. As a result of the Company’s intention to settle in cash the total remaining outstanding aggregate principal, the liability component of the 2021 Notes and 2024 Notes are classified as part of Convertible notes, current portion on the Company’s Consolidated Balance Sheet as of March 31, 2020.

NOTE 9.  LEASES

The Company has non-cancelable operating leases for its office and laboratory facilities, automobiles used by its sales force, and certain operating leases for office equipment.

The Company relocated its corporate headquarters from Newark, California to Lake Forest, Illinois in 2018 and subsequently entered into two subleases which, together, account for the entirety of the Newark facility. Each sublease contained abated rent periods resulting in reduced operating lease cash flows through May 2019. Operating lease costs and sublease income related to the Newark facility are accounted for in Other in the Consolidated Statements of Comprehensive Income. The Company has the right to renew the term of the Lake Forest lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the Lease.

Lease expense during the period included the following (in thousands):

		Three Months Ended March 31,
	Financial Statement Classification	2020	2019
Operating lease cost	Selling, general and administrative expenses	$157	$187
Operating lease cost	Other	148	148
Total lease cost		$305	$335

Sublease Income	Other	$347	$362

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Purchase and Other Commitments

As of March 31, 2020 and December 31, 2019, the Company had non‑cancelable purchase orders and minimum purchase obligations related to manufacturing agreements of approximately $0.7 million and $3.6 million, respectively. Additionally, the Company had non‑cancelable purchase orders related to consulting services of approximately $1.8 million and $2.4 million as of March 31, 2020 and December 31, 2019, respectively.

Legal Matters

Glumetza Antitrust Litigation
Antitrust class actions and related direct antitrust actions have been filed in the Northern District of California against the Company and several other defendants relating to the drug Glumetza®. The named class representatives in the currently pending actions include Meijer, Inc., Bi-Lo, LLC, Winn-Dixie Logistics, Inc., City of Providence, and KPH Healthcare Services, Inc. These class representatives seek to represent a putative class of direct purchasers of Glumetza. In addition, several retailers, including CVS Pharmacy, Inc., Rite Aid Corporation, Walgreen Co., the Kroger Co., the Albertsons Companies, Inc., H-E-B, L.P., and Hy-Vee, Inc., have filed substantially similar direct antitrust claims based on alleged assignments of claims from direct purchaser wholesalers. On December 23, 2019, the Company filed a motion to dismiss all claims in the actions. That motion was heard by the District Court on February 20, 2020. On March 5, 2015 the District Court issued an order denying the motion to dismiss. However, based on the order on the motion, claims previously filed by a putative class of end payor plaintiffs were voluntarily dismissed.

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

The parties are currently conducting discovery, and briefing a motion by the direct purchasers seeking class certification. The Company intends to defend itself vigorously in these matters.

Securities Class Action Lawsuit and Related Matters

On August 23, 2017, the Company, its current chief executive officer and president, its former chief executive officer and president, and its former chief financial officer were named as defendants in a purported federal securities law class action filed in the U.S. District Court for the Northern District of California (the District Court). The action (Huang v. Depomed et al., No. 4:17-cv-4830-JST, N.D. Cal.) alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its opioid products and contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. In an amended complaint filed on February 6, 2018, the lead plaintiff (referred to in its pleadings as the Depomed Investor Group), which seeks to represent a class consisting of all purchasers of Company common stock between July 29, 2015 and August 7, 2017, asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018. On March 18, 2019, the District Court granted the motion to dismiss without prejudice, and the plaintiffs filed a second amended complaint on May 2, 2019. The second amended complaint asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the second amended complaint on June 17, 2019. The lead plaintiff filed an opposition to the motion on August 1, 2019. The Company and the individuals filed a reply in support of their motion to dismiss on August 30, 2019. The District Court held oral argument on December 18, 2019. On March 11, 2020, the District Court granted the motion to dismiss the second amended complaint. On April 9, 2020, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The Company believes that the action is without merit and intends to contest it vigorously.

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
State Opioid Litigation
Related to the cases in the MDL Court noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. The Company is currently named in a subset of those cases, including cases in Alabama, Florida, Illinois, Missouri, Pennsylvania, Texas and Utah. Plaintiffs may file additional lawsuits in which the Company may be named. In the pending cases involving the Company, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking past and future damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. These lawsuits are likewise in their earliest stages, and the Company intends to defend itself vigorously in these matters.
Insurance Litigation
On January 15, 2019, the Company was named as a defendant in a declaratory judgment action filed by Navigators Specialty Insurance Company (Navigators) in the U.S. District Court for the Northern District of California (Case No. 3:19-cv-255). Navigators is the Company’s primary product liability insurer. Navigators is seeking declaratory judgment that opioid litigation claims noticed by the Company (as further described above under “Multidistrict Opioid Litigation” and “State Opioid Litigation”) are not covered by the Company’s life sciences liability policies with Navigators. The Company filed a counterclaim on February 28, 2019. Navigators filed an answer on April 11, 2019. This litigation is ongoing. The parties expect to file summary judgment briefing relating to Navigators’ duty to defend the opioid litigation in the third quarter of 2020, and to receive a ruling in 2021.
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

Selected information relating to accrued restructuring, severance costs and one-time termination costs is as follows (in thousands):

Employee compensation costs
Balance at December 31, 2019	$3,763
Cash paid	(2,431)
Balance at March 31, 2020	$1,332

As of March 31, 2020, the full $1.3 million accrued restructuring liability balance was classified as a current liability in the Consolidated Balance Sheet.

NOTE 12.  NET INCOME (LOSS) PER SHARE

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

	Three Months Ended March 31,
	2020	2019
Basic net income (loss) per share
Net income (loss)	$41,230	$(14,301)
Weighted average common shares outstanding	70,940	64,239
Basic net income (loss) per share	$0.58	$(0.22)

Diluted net income (loss) per share
Net income (loss)	$41,230	$(14,301)
Weighted average common shares outstanding	70,940	64,239
Add: effect of dilutive stock options, awards, and equivalents	111	—
Denominator for diluted income (loss) per share	71,051	64,239
Diluted net income (loss) per share	$0.58	$(0.22)

The following table sets forth outstanding potentially dilutive common shares that are not included in the computation of diluted net income (loss) per share because to do so would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
2.5% Convertible Notes debt 2021	5,111	17,931
5.0% Convertible Notes debt 2024	26,248	—
Stock options, awards and equivalents	7,144	6,103
Total potentially dilutive common shares	38,503	24,034

NOTE 13.  FAIR VALUE

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

March 31, 2020	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Collegium warrants	Investments, net	$—	$6,483	$—	$6,483
Total		$—	$6,483	$—	$6,483

December 31, 2019	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Collegium warrants	Investments, net	$—	$9,629	$—	$9,629
Total		$—	$9,629	$—	$9,629

The fair value of the warrants to purchase Collegium’s common stock was calculated using the Black-Scholes option pricing model. As of March 31, 2020, the significant inputs included the fair value of Collegium’s common stock of $16.33, an expected term of 2.61 years and a risk-free rate of 0.27%. The expected term was based on the remaining contractual period of 2.61 years, and the volatility was determined using Collegium’s historical common stock volatility over the expected term. For the three months ended March 31, 2020, the Company recorded a loss of $3.1 million in Other for the change in fair value of the Collegium warrants

The Company estimates the fair value of its convertible notes based on a market approach which represents a Level 2 valuation. The estimated fair value of the 2.50% Convertible Senior Notes Due 2021, which the Company issued on September 9, 2014, was approximately $42.2 million (par value $42.5 million) and $108.1 million (par value $145.0 million) as of March 31, 2020 and December 31, 2019, respectively. The estimated fair value of the 5.00% Convertible Senior Notes Due 2024, which the Company issued on August 13, 2019, was approximately $34.3 million (par value $34.5 million) and $81.6 million (par value $120.0 million) as of March 31, 2020 and December 31, 2019, respectively. The principal amount of the Senior Notes approximates their fair value as of December 31, 2019 and represented a Level 2 valuation. The Senior Notes were fully repaid as of March 31, 2020. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2020 and 2019.

NOTE 14.  INCOME TAXES

As of March 31, 2020, our net deferred tax assets are fully offset by a valuation allowance. The valuation allowance is determined in accordance with the provisions of ASC 740, Income taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance.  Based on the weight of available evidence, the Company recorded a full valuation allowance against the Company’s net deferred assets beginning in the fourth quarter of 2016. The Company continued to provide a full valuation allowance against the Company’s net deferred assets in subsequent quarters. The Company reassesses the need for a valuation allowance on a quarterly basis.  If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a massive tax-and-spending package intended to provide additional economic relief to address the impact of the COVID-19 pandemic. The CARES Act, among other business tax provisions, included legislative changes and updates to IRC sections 172, 163(j), and 168, resulting in impacting net operating losses, interest disallowance, and depreciation for qualified improvement property. The Company’s intention to carryback 2020 taxable loss to 2018 and 2019 resulted in the release of valuation allowance which was recorded to beginning deferred tax asset balance.  For the three months ended March 31, 2020, the Company recorded an expense from income taxes of approximately $2.0 million, which represents an effective tax rate of 4.7%. The difference between the income tax expense of $2.0 million and the tax at the statutory rate of 21.0% to date on current year operations is principally due to the partial release of valuation allowance recorded against the beginning of year deferred tax asset related the NOL carryback to the 2018 and 2019 tax years now permitted by the CARES Act.

For the three months ended March 31, 2019, the Company recorded an expense from income taxes of approximately $0.2 million that represents an effective tax rate of (1.5)%.  The difference between the recorded provision for income taxes and the income tax benefit based on the statutory federal tax rate of 21.0% was primarily attributable to the impact of the valuation allowance.

The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1997 through 2017 and the applicable statutes of limitation have not expired with respect to those returns. Because of net operating losses and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination. The Company exhausted all the federal research and development credit in the 2018 tax return. Although the NOL carryback from CARES Act will result in making R&D credit utilized in 2018 available for future use, the percentage of unrecognized tax benefit against the R&D credit remains reserved, and the rest will be offset by valuation allowance.  Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. At March 31, 2020 the Company did not have any accrued interest and penalties associated with unrecognized tax benefits.

NOTE 15. ACQUISITIONS AND DISPOSITIONS

Sale of Gralise

On December 12, 2019, the Company entered into a purchase agreement with Golf Acquiror LLC, an affiliate of Alvogen, Inc. (Alvogen) to divest its rights, title and interest in and to Gralise, including certain related assets, to Alvogen. The transaction subsequently closed on January 10, 2020. At closing, the Company received $78.6 million, including a $75.0 million base purchase price and a preliminary positive inventory adjustment equal to $3.6 million. In addition, the Company is entitled to receive 75% of Alvogen’s first $70.0 million of Gralise net sales after closing, a total of $52.5 million, as contingent consideration. Alvogen has also assumed, pursuant to the terms of the Asset Purchase Agreement, certain contracts, liabilities and obligations of the Company relating to Gralise, including those related to manufacturing and supply, post-market commitments and clinical development costs.

Pursuant to ASC 205-20, Presentation of Financial Statements— Discontinued Operations, Gralise did not meet the criteria of a discontinued operation as it was not considered a component of an entity that comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company, nor did it represent a strategic shift of the Company. The Company accounted for the divestiture under ASC 610-20 Other Income - Derecognition of Nonfinancial Assets. The Company recognized a gain of $127.5 million in Other income on the Company’s Consolidated Statements of Comprehensive Income composed of the $78.6 million in upfront consideration received and $52.5 million in contingent consideration deemed to be probable, net of $3.6 million in inventory transferred. The net remaining contingent consideration receivable as of March 31, 2020 is recognized and presented separately as a current asset on the

Company’s Consolidated Balance Sheet. In addition, the Company recognized co-promotion service income of approximately $1.3 million during the three months ended March 31, 2020. Co-promotion services were completed as of March 31, 2020.

Termination of Slán Agreements

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

As outlined in the Slán Agreements, each party would support the development, including clinical development, of the licensed product and efforts to obtain regulatory approval of the initial NDA. Subsequent to approval of the initial NDA, Assertio and Slán would share in the net sales of long-acting cosyntropin for a 10-year period (after which time the product will revert back to Slán). As of December 31, 2019, the Company had $2.0 million of reimbursable development expenses in Prepaid and other current assets on the Company’s consolidated balance sheet.

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

The Company received $367.9 million in net proceeds, which consisted of $375.0 million in base purchase price, plus $6.0 million in preliminary positive inventory value and less $13.1 million for royalties paid to the Company by Collegium between January 1, 2020 and February 11, 2010 pursuant to the Final Commercialization Agreement Payment Value of the Asset Purchase Agreement. In connection with the sale, the Company entered into a third-party consent agreement which requires two lump sum payments of $4.5 million each payable in 2021 and 2022 subject to Collegium achieving certain net sales in 2020 and 2021, respectively.

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

Pursuant to ASC 205-20, the divestiture of NUCYNTA did not meet the criteria of a discontinued operation as it was not considered a strategic shift. The Company accounted for the divestiture under ASC 610-20 Other Income - Derecognition of Nonfinancial Assets. During the three months ended March 31, 2020, the Company recognized a net loss of $15.8 million in Other income which was comprised of the $367.9 million in consideration received less the $369.1 million carrying value of the NUCYNTA intangible derecognized, $5.6 million in net book value of inventory transferred, and $9.0 million in accrued third-party consent fees.

NOTE 16. SUBSEQUENT EVENTS

On March 11, 2020, the Company initiated a tender offer to repurchase any and all of the Company’s remaining $77.0 million of combined outstanding 2021 Notes and 2024 Notes. On April 8, 2020, the Company announced the completion and final results for its cash tender offers which the Company settled approximately $76.7 million aggregate principal amount of the outstanding 2021 Notes and 2024 Notes with only $0.3 million of 2021 notes remaining.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•
the potential impacts of the ongoing COVID-19 pandemic on the Company’s liquidity, capital resources, operations and business and those of the third parties on which it relies, including suppliers and distributors;

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

•	our common stock regaining compliance with Nasdaq’s minimum closing bid requirement of at least $1.00 per share;

•	our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements related to the development or promotion of pharmaceutical products in the U.S.;

•	our plans to acquire, in-license or co-promote other products, and/or acquire companies;

•	the timing and results of our and our collaborative partners’ research and development efforts including clinical studies relating to our and our collaborative partners’ product candidates;

•	our ability to raise additional capital, if necessary;

•	our ability to successfully develop and execute our sales and marketing strategies;

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
This document also contains statements about our agreement to effect an all-stock, strategic combination with Zyla Life Sciences (Zyla) resulting in a new combined company (collectively, the Proposed Merger). Many factors could cause actual results to differ materially from these forward-looking statements with respect to the Proposed Merger, including (1) the completion of the Proposed Merger on anticipated terms and timing, including obtaining shareholder approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the new combined company’s operations and other conditions to the completion of the Proposed Merger; (2) the risk that the conditions to the closing of the Proposed Merger are not satisfied, including the risk that required approvals for the Proposed Merger from the stockholders of Assertio or Zyla are not obtained; (3) the occurrence of any event, change or other circumstances that either could give rise to the right of one or both of Assertio or Zyla to terminate the merger agreement; (4)

the risk of litigation relating to the Proposed Merger; (5) uncertainties as to the timing of the consummation of the Proposed Merger and the ability of each party to consummate the Proposed Merger; (6) risks related to disruption of management time from ongoing business operations due to the Proposed Merger; (7) unexpected costs, charges or expenses resulting from the Proposed Merger; (8) the ability of the Assertio and Zyla to retain and hire key personnel; (9) competitive responses to the Proposed Merger and the impact of competitive services; (10) certain restrictions during the pendency of the Proposed Merger that may impact Assertio’s or Zyla’s ability to pursue certain business opportunities or strategic transaction; (11) potential adverse changes to business relationships resulting from the announcement or completion of the Proposed Merger; (12) the combined company’s ability to achieve the growth prospects and synergies expected from the Proposed Merger, as well as delays, challenges and expenses associated with integrating the combined company’s existing businesses; (13) negative effects of this announcement or the consummation of the Proposed Merger on the market price of Assertio’s or Zyla’s common stock, credit ratings and operating results; (14) legislative, regulatory and economic developments, including changing business conditions in the industries in which Assertio and Zyla operate and (15) natural disasters or calamities, epidemics, pandemics or disease outbreaks (including COVID-19) or any escalation or worsening of the foregoing. These risks, as well as other risks associated with the Proposed Merger, are more fully discussed in the joint proxy statement/prospectus that is included in the registration statement on Form S-4 that was filed with the U.S. Securities and Exchange Commission in connection with the Proposed Merger. While the list of factors presented here is, and the list of factors to be presented in the registration statement on Form S-4 are, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements
Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described and incorporated by reference in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Quarterly Report on Form 10-Q, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward-looking statement.
COMPANY OVERVIEW

Assertio Therapeutics, Inc. (Assertio or the Company) is a leading diversified, specialty pharmaceutical company focused on distinctive products that offer enhanced therapeutic options for patients in need, while maintaining the highest ethical standards in all our business practices.

As of March 31, 2020, the Company’s specialty pharmaceutical business consisted primarily of CAMBIA®(diclofenac potassium for oral solution), a nonsteroidal anti-inflammatory drug for the acute treatment of migraine attacks, acquired by the Company in December 2013; and Zipsor® (diclofenac potassium liquid filled capsules), a nonsteroidal anti-inflammatory drug for the treatment of mild to moderate acute pain, acquired by the Company in June 2012, both marketed in the U.S.

In 2017, the Company announced that it was in the process of transforming into a leading diversified, specialty pharmaceutical company with a goal of rapidly deleveraging its balance sheet, growing its core business, and opportunistically building for the future via business development. The Company continues to position itself to actively pursue business development, strategic partnerships, and investment opportunities to build and grow for the future. As part of this transformational initiative, the Company executed on several strategic transactions:

On January 10, 2020, the Company completed the sale of Gralise® (gabapentin) to Golf Acquiror LLC, an affiliate to Alvogen, Inc. (Alvogen), for total value of $127.5 million. This included $75.0 million in cash at closing, and the balance payable as 75% of Alvogen’s first $70.0 million of Gralise net sales after the closing. Alvogen also paid the Company for certain inventories relating to Gralise.

On February 13, 2020, the Company entered into a definitive agreement to divest its remaining rights, title and interest in and to the NUCYNTA franchise to Collegium for $375.0 million in cash, less royalties, paid to the Company in 2020. Pursuant to the agreement, Collegium assumed certain contracts, liabilities and obligations of the Company relating to the NUCYNTA products, including those related to manufacturing and supply, post-market commitments and clinical development costs. Collegium also paid the Company for certain inventories relating to the products.

On February 13, 2020, the Company had repaid in full its outstanding aggregate principal amount of senior secured notes (Senior Notes) pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) and all subsequent amendments to the Note Purchase Agreement.

On February 19, 2020, the Company entered into separate, privately negotiated agreements with a limited number of holders of the Company’s 2021 Notes and 2024 Notes to repurchase approximately $188.0 million aggregate principal amount of the outstanding 2021 Notes and 2024 Notes.

On March 11, 2020, the Company initiated a tender offer to repurchase any and all of the Company’s remaining $77.0 million of combined outstanding 2021 Notes and 2024 Notes. On April 8, 2020, the Company announced the completion and final results for its cash tender offers which the Company settled approximately $76.7 million aggregate principal amount of the outstanding 2021 Notes and 2024 Notes.

Merger Agreement

On March 16, 2020, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Zyla Life Sciences (Zyla), Assertio Holdings, Inc., a newly created wholly-owned subsidiary of Assertio (Parent), Assertio Merger Sub, Inc., a newly created wholly-owned subsidiary of Parent (Assertio Merger Sub), and Zebra Merger Sub, Inc., a newly created wholly-owned subsidiary of Parent (Merger Sub). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Zyla (the Merger), with Zyla surviving the Merger and becoming a wholly-owned subsidiary of Parent. Prior to the consummation of the Merger, Assertio intends to effect a reorganization merger (the “Assertio Reorganization”) pursuant to which Assertio Merger Sub will merge with and into Assertio, with Assertio surviving the merger and becoming a wholly-owned subsidiary of Parent. Parent will assume Assertio’s listing on the Nasdaq Stock Market (Nasdaq).

The terms of the Merger Agreement provide that, unless otherwise specified in the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, par value $0.001 per share, of Zyla (the Zyla Common Stock) will be canceled and automatically converted into the right to receive as merger consideration (the Merger Consideration) 2.5 shares (the Exchange Ratio) of common stock, par value $0.0001 per share, of Parent (the Parent Common Stock).

The Merger and the Merger Agreement have been approved by the board of directors of each of Zyla (the Zyla Board), Assertio (the Assertio Board) and Parent (the Parent Board). Completion of the Merger is conditioned upon the adoption and approval of the Merger Agreement by (1) the holders of at least a majority of the outstanding shares of Zyla Common Stock (the Zyla Stockholder Approval) and (2) by the affirmative vote of the majority of the total votes cast to approve the issuance of the Merger Consideration by the holders of the outstanding shares of common stock of Assertio (the Assertio Stockholder Approval). Completion of the Merger is also subject to other customary closing conditions. The Merger is expected to close in the second quarter of 2020.

On March 16, 2020, the Company announced it entered into a definitive merger agreement with Zyla Life Sciences (Zyla). Zyla is a specialty pharmaceutical company focused on marketing its portfolio of medicines for pain and inflammation, and is committed on delivering differentiated products to patients and healthcare providers. Under the term of the agreement, upon the effective time of the merger (the Merger), the newly combined company will retain the Assertio name and trade on Nasdaq under the ASRT ticker. The Merger will create a leading commercial pharmaceutical company with neurology, inflammation and pain products. The combined company will have a leading portfolio of branded non-steroidal anti-inflammatory drugs (NSAIDs) commonly used by neurologists, orthopedic surgeons, internists, women’s health providers, podiatrists and paid care specialists. The Merger is expected to close in the second quarter of 2020, subject to approval by Assertio stockholders and by Zyla stockholders and the satisfaction of other customary closing conditions.

Impact of COVID-19 on our Business
We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers, employees, supply chain, and distribution network. Our first priority remains the health and safety of our employees and their families. All our employees are currently operating under remote work arrangements and will continue to do so until government authorities allow opening of operation facilities. While COVID-19 did not have a material adverse effect on our reported results for our first quarter, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. While shelter-in-place orders remain in effect, the Company would expect fewer patients to visit physicians for conditions treated by the Company’s products, as well as fewer elective surgeries and fewer visits to pharmacies to have prescriptions filled. As a result, the Company could see a negative impact in product sales during the peak of the pandemic, which is expected to be in the second quarter of 2020, although the degree of this impact is not currently estimable. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.

OUR BUSINESS OPERATIONS

For the quarter ended March 31, 2020, our business operations consisted primarily of the following:

Products

CAMBIA (Diclofenac Potassium for Oral Solution)

CAMBIA is a non‑steroidal anti‑inflammatory drug (NSAID) indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA in December 2013 from Nautilus Neurosciences, Inc. (Nautilus). We began shipping and recognizing product sales on CAMBIA in December 2013. CAMBIA product sales were $6.3 million and $8.8 million for the three months ended March 31, 2020 and 2019, respectively.

Zipsor (Diclofenac Potassium) Liquid Filled Capsules

Zipsor is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb®
delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor in June 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne). We began shipping and recognizing product sales on Zipsor in June 2012. Zipsor product sales were $2.3 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively.

Gralise (Gabapentin)

Gralise is our proprietary, once‑daily formulation of gabapentin indicated for management of PHN, a persistent pain condition caused by nerve damage during a shingles, or herpes zoster, viral infection. We made Gralise commercially available in October 2011, following its FDA approval in January 2011. Effective as of January 10, 2020, we divested our rights, title and interest in and to Gralise to Alvogen. Gralise product sales were $0.5 million and $13.3 million for the three months ended March 31, 2020 and 2019, respectively.

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

In December 2017, we entered into a Commercialization Agreement with Collegium, which we amended in November 2018. Pursuant to the Commercialization Agreement, we granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the United States. Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. We received a royalty on all NUCYNTA revenues based on certain net sales thresholds, with a minimum royalty of $132.0 million for the year ended December 31, 2018. Beginning in 2019, we received royalties based on certain annual NUCYNTA net sales thresholds for future years. Effective as of February 13, 2020, we divested our rights, title and interest in and to our NUCYNTA franchise to Collegium.

Collaboration and License Agreements

Nuvo Pharmaceuticals, Inc. (Nuvo) In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now Nuvo Pharmaceuticals, Inc.) granting them the rights to commercially market CAMBIA in Canada. Nuvo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We receive royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. We recognized $0.4 million and $0.6 million of revenue related to CAMBIA in Canada during the three months ended March 31, 2020 and March 31, 2019, respectively. The revenue recognized in the three months ended March 31, 2019 included a $0.3 million one-time amendment fee to support the continued collaboration with our partner in Canada following their acquisition.

Ironwood Pharmaceuticals, Inc. (Ironwood) In July 2011, we entered into a collaboration and license agreement with Ironwood granting Ironwood a license for worldwide rights to certain patents and other intellectual property rights to our Acuform drug delivery technology for IW 3718, an Ironwood product candidate under evaluation for refractory GERD. There was no revenue recognized related to the Ironwood Agreement during the three months ended March 31, 2020 and March 31, 2019. We expect to receive additional contingent milestone payments upon the occurrence of certain development milestones and royalties on net sales of the product, if approved.

Segment Information

We maintain one operating segment and have operations solely in the United States. To date, substantially all of our revenues from product sales are related to sales in the United States.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020 (the 2019 Form 10-K). The description of our critical accounting policies is incorporated herein by reference to our 2019 Form 10-K.

RESULTS OF OPERATIONS

Revenues

Total revenues by products are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2020	2019
Product sales, net
CAMBIA	$6,274	$8,808
Zipsor	2,331	4,231
Gralise (1)	547	13,278
Total neurology product sales, net	9,152	26,317
NUCYNTA and Lazanda product sales adjustments (2)	100	133
Total product sales, net	9,252	26,450
Commercialization agreement, net	11,258	30,856
Royalties and milestone revenue	407	623
Total revenues	$20,917	$57,929

(1)	On January 10, 2020, the Company completed the sale of Gralise to Alvogen.

(2)
In 2017 we granted Collegium the rights to commercialize our NUCYNTA franchise in the US. On February 13, 2020 we completed the sale of NUCYNTA to Collegium. We divested Lazanda in November 2017. We continue to recognize sales reserve estimate adjustments related to sales recognized for NUCYNTA and Lazanda in prior periods.

Product Sales

CAMBIA net product sales for the three months ended March 31, 2020 decreased $2.5 million to $6.3 million, as compared to the three months ended March 31, 2019, primarily due to unfavorable payer mix and increased patient discount programs.

Zipsor net product sales for the three months ended March 31, 2020 decreased $1.9 million to $2.3 million, as compared to the three months ended March 31, 2019, primarily due to lower volume and increased patient discount programs.

We ceased recording product sales and related costs for Gralise effective the closing of the transaction to divest our rights, title and interest in and to Gralise to Alvogen on January10, 2020. Product sales for the three months ended March 31, 2020 reflect sales through January 10, 2020.

We ceased recording product sales and related costs for NUCYNTA after commencing the Commercialization Agreement with Collegium on January 8, 2018. Product sales for the three months ended March 31, 2020 and 2019 reflect adjustments made for previously recorded sales reserve estimates.

We ceased recording revenues and related costs associated with Lazanda after we divested the product to Slán in November 2017. Product sales for the three months ended March 31, 2020 and 2019 reflect adjustments made for previously recorded sales reserve estimates.

Commercialization Agreement

We recognized revenue as a result of the Commercialization Agreement for the three months ended March 31, 2020 and 2019 as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Royalty revenue	$13,071	$32,098
Contract liability amortization (1)	237	688
Contract asset amortization, net (1)	(1,846)	(887)
Third-party royalty, net	—	(1043)
Expense reimbursement (1)	(204)	—
Total commercialization revenue	$11,258	$30,856
(1) The contract liability amortization represents the recognition of revenue related to the warrants received in November 2018. During the three months ended March 31, 2020 we amortized the remaining $1.8 million of the net contract assets in connection with the termination of the Commercialization Agreement as a result of the divestiture of NUCYNTA to Collegium.

For the three months ended March 31, 2020 and 2019, we recognized variable royalty revenue from the Commercialization Agreement of $13.1 million and $32.1 million, respectively. We ceased recognizing commercialization revenue and related costs for NUCYNTA effective the closing of the transaction to divest our rights, title and interest in and to the NUCYNTA franchise to Collegium on February 13, 2020. Other components of revenue recognized under the Commercialization Agreement include the amortization of contract assets arising from the transfer of inventory to Collegium net of contract liabilities arising from the warrants and prepayments received, and variable consideration revenue for reimbursement of certain shared costs. During the three months ended March 31, 2020 we amortized the remaining $1.8 million of the net contract asset in connection with the termination of the Commercialization Agreement as a result of the divestiture of NUCYNTA to Collegium. During the three months ended March 31, 2019, we recognized $1.0 million of net expense related to the third-party royalties which were paid by Collegium on behalf of Assertio. In accordance with the termination of the Commercialization Agreement, the Company did not incur third-party royalty obligations for the three months ended March 31, 2020.

Royalties & Milestones

In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now Nuvo Pharmaceuticals, Inc.) granting them the rights to commercially market CAMBIA in Canada. We receive royalties on net sales as well as certain one-time contingent milestone payments. During the three months ended March 31, 2020 and 2019, we recognized $0.4 million and $0.6 million of revenue related to CAMBIA in Canada, respectively.

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

Cost of sales decreased by $1.2 million from $2.6 million to $1.4 million in the three months ended March 31, 2020 as compared to the same period in 2019 primarily due to the divestiture of Gralise to Alvogen. We ceased recognizing product sales and related costs for Gralise effective the closing of the transaction to divest our rights, title and interest in and to Gralise to Alvogen on January 10, 2020.

The cost of sales as a percentage of sales for CAMBIA, Zipsor and Gralise, combined for the three months ended March 31, 2020 and 2019 was approximately 15.3% and 10.0%, respectively. The increase is primarily due to the divestiture of Gralise which carried a lower costs of sales rate.

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

Research and development expenses decreased by $0.8 million from $1.8 million to $1.0 million in the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to lower clinical and manufacturing costs due to the divestiture of Gralise and NUCYNTA and timing of clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal fees.

Selling, general, and administrative expenses increased by $2.3 million from $25.0 million to $27.3 million in the three months ended March 31, 2020 as compared to the same periods in 2019. The increase is primarily due to one-time transaction-related costs associated with the divestiture of NUCYNA, divestiture of Gralise, and the proposed merger with Zyla, partially offset by a decrease in marketing expenses as a result of the divestiture of Gralise and no additional costs incurred related to contract sales organization in 2020.

In connection with the Multidistrict Opioid Litigation, the State Opioid Litigation and the Opioid-Related Requests and Subpoenas described in “Note 10. Commitments and Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we expect to incur additional costs and expenses related to our ongoing opioid-related litigation and investigations, which may be significant and which may increase in future periods.

Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2020 and 2019 was comprised of (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization of intangible assets - NUCYNTA	5,927	23,575
Amortization of intangible assets - CAMBIA	1,284	1,284
Amortization of intangible assets - Zipsor	584	585
Total	$7,795	$25,444

The amortization expense during the three months ended March 31, 2020 decreased as compared to the same period in 2019 due to the divestiture of the Company’s rights, title and interest in to the NUCYNTA franchise of products to Collegium in February 2020. As a result, the Company derecognized the remaining carrying value of the NUCYNTA product rights and ceased recognizing related amortization.

Restructuring Charges

We did not incur any incremental restructuring charges during three months ended March 31, 2020 and 2019 related to our previously announced restructuring plans.

Other Income (Expense)

Other income and expense for the three months ended March 31, 2020 and 2019 was comprised of (in thousands):

	Three Months Ended March 31,
	2020	2019
Gain on sale of Gralise	$127,505	$—
Loss on extinguishment of convertible notes	(31,608)	—
Loss on sale of NUCYNTA	(15,755)	—
Interest expense	(8,674)	(16,554)
Loss on prepayment of Senior Notes	(8,233)	—
Change in fair value of Collegium warrants	(3,146)	(1,629)
Other	(179)	1,020
Total other income (expense)	$59,910	$(17,163)

Other income (expense) increased by $77.1 million from $(17.2) million to $59.9 million for the three months ended March 31, 2020 as compared to the same period in 2019 primarily due to the gain on the sale of Gralise offset by the loss on debt extinguishment as a result of the repurchase of the 2021 Notes and 2024 Notes and settlement of the Senior Notes, and the loss on the sale of NUCYNTA during the three months ended March 31, 2020.

The interest expense for the three months ended March 31, 2020 and 2019 was comprised of (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest payable on Senior Notes	$1,648	$8,206
Interest payable on Convertible Notes	1,654	2,156
Amortization of debt discounts and issuance costs relating to Senior Notes and Convertible Notes	5,387	6,164
Other	(15)	28
Total interest expense	$8,674	$16,554

For the three months ended March 31, 2020, total interest expense decreased by $7.9 million primarily due to lower interest expense as a result of the settlement of the remaining principal of our Senior Notes and the repurchase of a portion of our 2021 and 2014 Notes in the first quarter of 2020.

Income Tax Provision

In the three months ended March 31, 2020, we recorded an expense from income taxes of approximately $2.0 million that represents an effective tax rate of 4.7% on income from continuing operations. The difference between income tax provision of $2.0 million and the tax at the statutory rate of 21.0% on current year operations is principally due to the valuation allowance recorded against the beginning of year deferred tax asset related the NOL carryback to the 2018 and 2019 tax years now permitted by the CARES Act.

In the three months ended March 31, 2019, we recorded an expense from income taxes of approximately $0.2 million, that represents an effective tax rate of (1.5)%. The difference for the three months ended March 31, 2019 between the income tax provision of $0.2 million, and the tax at the statutory rate of 21.0% on current year operations is principally due to the change in valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $63.9 million from $42.1 million to $106.0 million during the three months ended March 31, 2020 is primarily attributable to upfront consideration of $368.0 million and $81.1 million received from the sales of NUCYNTA and Gralise, respectively, partially offset by the settlement of the $162.5 million remaining outstanding principal of our Senior Notes and repurchase of $188.0 million aggregate principal amount of the outstanding 2021 Notes and 2024 Notes.

Since inception and through December 31, 2019, we have financed our product development efforts and operations primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones to PDL, upfront license, milestone and termination fees from collaborative and license partners.

In April 2015, we issued $575.0 million aggregate principal amount of senior secured notes (Senior Notes) for aggregate gross proceeds of approximately $562.0 million. In connection with the divestiture of Gralise and NUCYNTA we used proceeds to repay the outstanding principal of $162.5 million as of December 31, 2019 and as a result the Company had repaid in full all outstanding indebtedness, and terminated all commitments and obligations, under its Note Purchase Agreement as of March 31, 2020. In connection with the termination of the Note Purchase Agreement, the Company was released from all security interests, liens and encumbrances under the Note Purchase Agreement. We were in compliance with our covenants with respect to the Senior Notes through the period of the effective payoff on February 13, 2020.

In September 2014, we issued $345.0 million aggregate principal amount of convertible notes due 2021 (the 2021 Notes) resulting in net proceeds to us of $334.2 million. In August 2019, we exchanged $200.0 million aggregate principal amount of the 2021 Notes for a combination of (a) its new $120.0 million aggregate principal amount of 5.00% Convertible Senior Notes due August 15, 2024 (the 2024 Notes), (b) an aggregate cash payment of $30.0 million, and (c) an aggregate of 15.8 million shares of our common stock. We did not receive any cash proceeds from the issuance of the 2024 Notes or the issuance of the shares of our common stock. On February 19, 2020, the Company utilized proceeds from the sale of Gralise and NUCYNTA to repurchase approximately $188.0 million aggregate principal amount of 2021 Notes and 2024 Notes. On March 11, 2020, the Company initiated a tender offer to repurchase any and all of the Company’s remaining $77.0 million of combined outstanding 2021 Notes and 2024 Notes. On April 8, 2020, upon close of the tender offer, the Company repurchased substantially all of the remaining outstanding $77.0 million aggregate principal amount of 2021 Notes and 2024 Notes, with only $0.3 million of 2021 Notes remaining.

We may incur operating losses in future years. We believe that our existing cash will be sufficient to fund our operations for the next twelve months from the date of this filing. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may vary materially from our current expectations because of numerous factors, including:

•	acquisitions or licenses of complementary businesses, products, technologies or companies;

•	sales of our marketed products;

•	expenditures related to our commercialization of our products;

•	milestone and royalty revenue we receive under our collaborative development arrangements;

•	interest and principal payments on our current and future indebtedness;

•	financial terms of definitive license agreements or other commercial agreements we may enter into

•	changes in the focus and direction of our business strategy and/or research and development programs; and

•	effects of the COVID-19 pandemic on our operations.

The inability to raise any additional capital that may be required to fund our future operations or product acquisitions and strategic transactions which we may pursue could have a material adverse effect on our company.

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by operating activities	$(25,063)	$27,195
Net cash provided by (used in) investing activities	449,036	(13)
Net cash used in financing activities	(360,107)	(28,440)
Net increase (decrease) in cash and cash equivalents	$63,866	$(1,258)

Cash Flows from Operating Activities

The decrease in operating cash flows during the three months ended March 31, 2020 compared to the same period in 2019 is primarily due to the cash used in operations after impact of adjustments to reconcile net income and changes in the working capital accounts.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities increased during the three months ended March 31, 2020 compared to the same period in 2019 is primarily due to the $368.0 million and $81.1 million in cash consideration received for the sales of NUCYNTA and Gralise, respectively.

Cash Flows from Financing Activities

Net cash used in financing activities decreased during the three months ended March 31, 2020 compared to the same period in 2019 is primarily due to the settlement of the $162.5 million remaining outstanding principal of our Senior Notes and repurchase of $188.0 million aggregate principal amount of the outstanding 2021 Notes and 2024 Notes.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the quarter ended March 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We previously were subject to interest rate fluctuation exposure through our senior secured notes (Senior Notes), pursuant to the Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) and all subsequent amendments to the Note Purchase Agreement, which bear a variable interest rate. As of February 13, 2020, the Company repaid in full its outstanding aggregate principal amount of Senior Notes. The remaining convertible senior notes outstanding are fixed rate instruments, and therefore, any significant changes in interest rates would not have a material impact on our financial position and results of operations.

Foreign Currency Risk

We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at March 31, 2020. Accordingly, significant changes in foreign currency rates would not have a material impact on our financial position and results of operations.
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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see “Note 10. Commitments and Contingencies - Legal Matters” of the notes to unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, results of operations and financial condition, including those described in: (i) Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019; and (ii) “Chapter I — The Merger” — “Risk Factors” — “Risks Relating to the Merger” in the joint proxy statement/prospectus included in the registration statement on Form S-4 filed with the SEC on April 20, 2020 in connection with the Proposed Merger (which risk factors are incorporated herein by reference). Except as set forth below, there have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2019, and our Form S-4 filed on April 20, 2020 in connection with the Proposed Merger. In addition to other information in this report, the following risk factors (together with those referenced in our Annual Report on Form 10-K for the year ended December 31, 2019, and our Form S-4 filed on April 20, 2020 in connection with the Proposed Merger) should be considered carefully in evaluating an investment in our securities. If any of these risks or uncertainties actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties referenced above and described below are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

The COVID-19 pandemic has been affecting the Company’s business and operations and may continue to affect these operations for a sustained period.

The ongoing COVID-19 pandemic has required the Company’s sales representatives to work from home and has prevented them from the usual practice of calling on physicians and healthcare providers in a healthcare setting. Additionally, while shelter-in-place orders remain in effect, the Company would expect fewer patients to visit physicians for conditions treated by the Company’s products, as well as fewer elective surgeries and fewer visits to pharmacies to have prescriptions filled. As a result, the Company could see a negative impact in product sales during the peak of the pandemic, which is expected to be in the second quarter of 2020, although the degree of this impact is not currently estimable.

As the shelter-in-place orders are lifted and the Company’s employees are permitted to return to their normal job functions, the longer term impact of the pandemic on the Company’s business is also unknown. The potential economic impact brought by the pandemic is difficult to assess or predict, and the impact of the pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s liquidity. The ultimate impact of the pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which it relies, including suppliers and distributors.

Our common stock may be delisted from the Nasdaq Global Select Market if we are unable to regain compliance with Nasdaq's continued listing standards.

On April 22, 2020, the Company received notification (the Notice) from the Listing Qualifications Department of The Nasdaq Stock Market (Nasdaq) indicating that the Company’s common stock is subject to potential delisting from the Nasdaq Global Select Market because, for a period of 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5450(a)(1) (the Bid Price Rule). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of the Notice to regain compliance. However, due to recent market conditions, the Notice indicated that Nasdaq has determined to toll the compliance period for the Bid Price Rule through June 30, 2020. As a result, the compliance period for the Bid Price Rule will be reinstated on July 1, 2020 (the Reinstatement Date). Accordingly, the Company has until December 28, 2020 (the Compliance Date), which is 180 calendar days from the Reinstatement Date, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 for a minimum of ten consecutive business days on or before the Compliance Date.

If the Company fails to regain compliance with the Bid Price Rule before December 28, 2020 but meets all of the other applicable standards for initial listing on the Nasdaq Global Select Market with the exception of the minimum bid price, then the Company may be eligible to have an additional 180 calendar days, or until June 26, 2021, to regain compliance with the Bid Price Rule.

Any delisting of our common stock would likely adversely affect the market liquidity and market price of our common stock and our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors. Furthermore, the delisting of our common stock would give the holders of our convertible notes rights to require us to repurchase all or a portion of their notes at the prices set forth in the indenture governing the convertible notes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act, except as previously disclosed in our Current Reports on Form 8-K.

ITEM 6. EXHIBITS

2.1
Asset Purchase Agreement, dated February 6, 2020, by and between the Company and Collegium Pharmaceutical, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 20, 2020)

2.2
Agreement and Plan of Merger, dated as of March 16, 2020, by and among the Company, Assertio Holdings, Inc. (formerly, Alligator Zebra Holdings, Inc.), Alligator Merger Sub, Inc., Zebra Merger Sub, Inc. and Zyla Life Sciences (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 17, 2020)

10.1
Form of Voting and Support Agreement by and among Assertio Holdings, Inc. (formerly, Alligator Zebra Holdings, Inc.) and certain Zyla stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2020)

10.2
Form of Voting and Support Agreement by and among Assertio Holdings, Inc. (formerly, Alligator Zebra Holdings, Inc.) and certain other Zyla stockholders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 17, 2020)

10.3
Transition Agreement, dated as of March 16, 2020, by and among the Company and Arthur Higgins (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 17, 2020)

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

Date: May 11, 2020	ASSERTIO THERAPEUTICS, INC.

/s/ Arthur J. Higgins
Arthur J. Higgins
President and Chief Executive Officer

/s/ Daniel A. Peisert
Daniel A. Peisert
Senior Vice President and Chief Financial Officer